Form 10-Q
period 1994-03-31
BOSTON GAS CO
filed 1994-05-04
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------     -------------
                         Commission File Number 2-23416

                               BOSTON GAS COMPANY
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                   04-1103580
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
              (Registrant's telephone number, including area code)


                                      NONE
              Former name, former address and former fiscal year,
                         if changed since last report.



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---
Common stock of Registrant at the date of this report was 514,184 shares, all held by Eastern Enterprises.

                                                                      FORM 10-Q
                                                                      Page 2

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

Consolidated Statements of Earnings

                                                                            (In Thousands)

                                                                          Three Months Ended
                                                                          ------------------

                                                                     March 31,           March 31,
                                                                       1994                1993
                                                                    ----------          ----------
OPERATING REVENUES                                                 $  314,302           $  258,226
     Cost of gas sold                                                 193,416              162,944
                                                                   ----------           ----------
     Operating Margin                                                 120,886               95,282

OPERATING EXPENSES:
     Other operating expenses                                          44,779               40,321
     Maintenance                                                        9,146                3,725
     Depreciation and amortization                                     13,839               10,009
     Income taxes                                                      18,918               13,870
                                                                   ----------           ----------
     Total Operating Expenses                                          86,682               67,925
                                                                   ----------           ----------
OPERATING EARNINGS                                                     34,204               27,357

OTHER EARNINGS, NET                                                        40                   36
                                                                   ----------           ----------

EARNINGS BEFORE INTEREST EXPENSE                                       34,244               27,393

INTEREST EXPENSE:
     Long-term debt                                                     4,189                4,141
     Other, including amortization
       of debt expense                                                    916                  734
     Less - Interest during construction                                 (148)                 (88)
                                                                   ----------           ----------
     Total Interest Expense                                             4,957                4,787
                                                                   ----------           ----------

NET EARNINGS                                                           29,287               22,606

Preferred Stock Dividends                                                 482                  234
                                                                   ----------           ----------

NET EARNINGS APPLICABLE TO COMMON STOCK                            $   28,805           $   22,372
                                                                   ==========           ==========

COMMON STOCK DIVIDENDS                                             $   12,032           $    8,355
                                                                   ----------           ----------




The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                      Page 3

BOSTON GAS COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS



                                                                             (In Thousands)

                                                               March 31,       March 31,         December 31,
                                                                 1994             1993               1993
                                                              ----------       ----------        -----------
ASSETS

GAS PLANT, at cost                                           $ 649,903         $ 622,851          $ 649,580
Construction work-in-progress                                   13,320             6,796              8,131
  Less-Accumulated depreciation                                208,364           192,594            195,284
                                                             ---------         ---------          ---------
      Total Net Plant                                          454,859           437,053            462,427
                                                             ---------         ---------          ---------

CURRENT ASSETS:

  Cash and cash equivalents                                      4,398             4,230              1,160
  Accounts receivable, less reserves
      of $14,850 and $10,969 at
      March 31, 1994 and 1993,
      respectively, and $13,518 at
      December 31, 1993                                        160,895           134,888             89,096
  Deferred gas costs                                            24,421            10,392             65,802
  Natural gas and other inventories                             24,421            17,572             53,152
  Materials and supplies                                         5,395             5,985              5,019
  Prepaid expenses                                               3,412             2,761              3,708
  Income taxes                                                     -                 -                6,046
                                                             ---------         ---------          ---------
      Total Current Assets                                     222,942           175,828            223,983
                                                             ---------         ---------          ---------

OTHER ASSETS:

  Deferred postretirement benefit cost                         100,461           100,002            101,182
  Deferred charges and other assets                             48,774            23,445             46,848
                                                             ---------         ---------          ---------
      Total Other Assets                                       149,235           123,447            148,030
                                                             ---------         ---------          ---------

      TOTAL ASSETS                                           $ 827,036         $ 736,328          $ 834,440
                                                             =========         =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                      Page 4

BOSTON GAS COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
                                                                             (In Thousands)

                                                               March 31,       March 31,         December 31,
                                                                 1994             1993               1993
                                                              ----------       ----------         ----------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
  Stockholder's investment -
      Common stock, $100 par value,
       514,184 shares authorized and outstanding             $  51,418         $  51,418          $  51,418
      Amounts in excess of par value                            43,233            23,233             43,233
      Retained earnings                                        112,453           100,669             95,680
                                                             ---------         ---------          ---------
          Total Common Stockholder's Investment                207,104           175,320            190,331


      Variable term cumulative preferred stock,
       $1 par value, 1,200,000 shares authorized
       and outstanding                                          29,205            29,343             29,197

  Long-term obligations, less current portion                  206,745           192,946            171,345
                                                             ---------         ---------          ---------
          Total Capitalization                                 443,054           397,609            390,873

  Gas Inventory Financing                                       32,079            33,789             59,297
                                                             ---------         ---------          ---------

          Total Capitalization and Gas Inventory
            Financing                                          475,133           431,398            450,170
                                                             ---------         ---------          ---------


CURRENT LIABILITIES:
  Current portion of long-term obligations                       2,201             1,746              2,165
  Notes payable                                                 60,500            51,850            106,300
  Accounts payable                                              49,968            43,920             52,773
  Accrued taxes                                                  4,069             1,741                161
  Accrued income taxes                                          14,999             7,582               -
  Accrued interest                                               6,853             7,037              3,004
  Customer deposits                                              2,613             2,768              2,597
  Refunds due customers                                          2,397            10,315              8,029
  Pipeline transition costs                                     26,079              -                24,174
                                                             ---------         ---------          ---------
      Total Current Liabilities                                169,679           126,959            199,203
                                                             ---------         ---------          ---------


OTHER LIABILITIES:
  Deferred income taxes                                         60,959            53,655             61,561
  Unamortized investment tax credits                             9,246             9,944              9,427
  Postretirement benefits obligation                            91,582            90,462             91,955
  Other                                                         20,437            23,910             22,124
                                                             ---------         ---------          ---------
      Total Other Liabilities                                  182,224           177,971            185,067
                                                             ---------         ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT               $ 827,036         $ 736,328          $ 834,440
                                                             =========         =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                      Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            (In Thousands)
                                                                          Three Months Ended
                                                                          ------------------
                                                                     March 31,           March 31,
                                                                       1994                1993
                                                                    ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES:

     Net earnings                                                   $  29,287            $  22,606
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                                  13,839               10,009
        Deferred taxes                                                   (602)                 931
        Other changes in assets and liabilities:
           Accounts receivable                                        (71,799)             (61,632)
           Inventory                                                   28,355               24,233
           Deferred gas costs                                          41,381               30,476
           Accounts payable                                            (2,805)              (9,051)
           Accrued interest                                             3,849                3,716
           Federal and state income taxes                              21,045               12,629
           Refunds due customers                                       (5,632)              (2,746)
           Other                                                        2,823                 (808)
                                                                    ---------            ---------
Net cash provided by operating activities                              59,741               30,363
                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (6,015)              (5,797)
     Net cost of removal                                                 (965)                (606)
                                                                    ---------            ---------
Net cash used for investing activities                                 (6,980)              (6,403)
                                                                    ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Changes in notes payable, net                                    (45,800)              (1,482)
     Changes in inventory financing                                   (27,218)             (14,842)
     Proceeds from issuance of long-term debt                          36,000                    -
     Proceeds from issuance of preferred stock                              8                  (93)
     Cash dividends paid on common and preferred stock                (12,513)              (8,613)
                                                                    ---------            ---------
Net cash used for financing activities                                (49,523)             (25,030)
                                                                    ---------            ---------

INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   3,238               (1,070)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,160                5,300
                                                                    ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   4,398            $   4,230
                                                                    =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest, net of amounts capitalized                          $   1,256            $   1,154
      Income taxes                                                  $  (1,471)           $   1,108




The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       PAGE 6


                       BOSTON GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1994




1.  ACCOUNTING POLICIES AND OTHER INFORMATION

         General

         It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1993 filed on Form 10-K, are adequate to make the information presented not misleading.


         Seasonal Aspect

         The amount of natural gas sold by the Registrant for purposes of space heating is directly related to the ambient air temperature. Consequently, less gas is sold during the summer months than is sold during the winter months. In order to more properly match depreciation and property tax expense with gas sales each month, the Registrant charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas sales forecasted for the month, applied to the estimated annual depreciation and property tax expense.


2.  GAS INVENTORY FINANCING

         The Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At March 31, 1994 and 1993, the Registrant had $32,079,000 and $33,789,000,
         respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                       PAGE 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


         RESULTS OF OPERATIONS

         Net earnings applicable to common stock for the first quarter of 1994 were $28.8 million, an increase of $6.4 million or 29% from the same period in 1993. This increase was primarily the result of higher rates ($9.9 million) that took effect November 1, 1993 and colder weather. The improvement in earnings attributable to weather was about $3 million, after taking into account the higher workload-related labor and operating costs associated with the colder weather. Weather during the first quarter of 1994 was 14.1% colder than normal compared with near normal weather for the first three months of 1993. Increased sales to new firm customers also contributed $2.2 million to earnings.

         Partially offsetting the above were higher charges for depreciation and amortization ($2.4 million), property taxes ($1.9 million), and bad debts ($1.2 million).



         LIQUIDITY AND CAPITAL RESOURCES

         Notes payable at March 31, 1994 were $60.5 million, a decrease of $45.8 million from December 31, 1993. The majority of this decrease reflects the use of proceeds from the January 1994 issuance of $36.0 million of Series B Medium-Term Notes pursuant to a $50.0 million shelf registration dated October 28, 1992 on file with the SEC. The issued notes have a weighted average coupon and maturity of 6.94% and 24 years, respectively. The balance of the decrease in notes payable reflects a reduction in working capital requirements due to the seasonal nature of the gas distribution business.

         Cash from operations during the first quarter of 1994 was sufficient to cover dividends to shareholders, capital expenditures and debt repayments including the above mentioned notes payable.

         Capital expenditures for the year are expected to be in line with the original projection of $53.0 million.

         The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1994 capital expenditures, working capital requirements, normal debt repayments and dividends to shareholders.

                                                                       FORM 10-Q
                                                                       PAGE 8



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.

ITEM 2.  CHANGES IN SECURITIES

At March 31, 1994, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders of the Registrant was held on April 20, 1994.

         (b) On April 20, 1994, 514,184 shares of Registrant's common stock, being all its capital stock outstanding, voted in favor of electing the following Directors to serve until the next annual meeting of the stockholders and until their successors are elected and qualified:

                          J. F. Bodanza
                          R. R. Clayton
                          A. J. DiGiovanni
                          W. J. Flaherty
                          J. A. Ives
                          C. R. Messer



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     List of Exhibits

                   None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                       PAGE 9


                                   SIGNATURES




It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Registrant. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and an annual audit by independent public accountants.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Boston Gas Company
                          -----------------------------------------------------
                                           (Registrant)


                            /s/            Joseph F. Bodanza
                          -----------------------------------------------------
                          J. F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:    May 4, 1994