Form 10-Q
period 1994-06-30
BOSTON GAS CO
filed 1994-08-02
CIK 13390

                                                                   DRAFT 7/22/94
                                                                       4:30 P.M.


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended ___________June 30, 1994________

                                       OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______________ to ___________

                         Commission File Number 2-23416
                                                -------

                               BOSTON GAS COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                              04-1103580
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                      NONE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes __X__  No ____

      Common stock of Registrant at the date of this report was 514,184 shares, all held by Eastern Enterprises.

                                                                       FORM 10-Q
                                                                          Page 2

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


  ITEM 1.  FINANCIAL STATEMENTS
  -----------------------------

  Company or group of companies for which report is filed:

  BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

  CONSOLIDATED STATEMENTS OF EARNINGS
  -----------------------------------
                                                                (In Thousands)

                                          For The Three Months Ended    For The Six Months Ended
                                          --------------------------    ------------------------
                                            June 30,      June 30,       June 30,      June 30,
                                              1994          1993           1994          1993
                                            --------      --------       --------      --------
OPERATING REVENUES                          $122,807     $128,567       $437,108      $386,793
 Cost of gas sold                             66,698       79,358        260,114       242,302
                                            --------     --------       --------      --------
 OPERATING MARGIN                             56,109       49,209        176,994       144,491

OPERATING EXPENSES:
 Other operating expenses                     36,958       25,115         81,737        65,436
 Maintenance                                   5,671       14,135         14,817        17,860
 Depreciation and amortization                 8,128        5,637         21,966        15,646
 Income taxes                                    235         (124)        19,153        13,746
                                            --------     --------       --------      --------
 Total Operating Expenses                     50,992       44,763        137,673       112,688
                                            --------     --------       --------      --------
OPERATING EARNINGS                             5,117        4,446         39,321        31,803

OTHER EARNINGS, NET                               32           32             72            68
                                            --------     --------       --------      --------

EARNINGS BEFORE INTEREST EXPENSE               5,149        4,478         39,393        31,871

INTEREST EXPENSE:
  Long-term debt                               4,313        3,922          8,502         8,063
  Other, including amortization
    of debt expense                              630          616          1,546         1,350
  Less - Interest during construction           (143)         (97)          (291)         (185)
                                            --------     --------       --------      --------
  Total Interest Expense                       4,800        4,441          9,757         9,228
                                            --------     --------       --------      --------

NET EARNINGS                                     349           37         29,636        22,643

Preferred Stock Dividends                        481          219            963           453
                                            --------     --------       --------      --------

NET EARNINGS APPLICABLE TO COMMON STOCK       $ (132)     $  (182)      $ 28,673      $ 22,190
                                            --------     ========       ========      ========

COMMON STOCK DIVIDENDS                        $    -      $     -       $ 12,032      $  8,355
                                            --------     --------       --------      --------


    The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3



  BOSTON GAS COMPANY AND SUBSIDIARY
  ---------------------------------

  CONSOLIDATED BALANCE SHEETS
  ---------------------------


                                                                 (In Thousands)

                                                     June 30,   June 30,   December 31,
                                                       1994        1993          1993
                                                     --------   --------   ------------
  ASSETS


  GAS PLANT, at cost                              $ 653,489    $ 622,607       $ 649,580
  Construction work-in-progress                      21,710       12,451           8,131
     Less-Accumulated depreciation                  214,615      197,583         195,284
                                                  ---------    ---------       ---------
         Total Net Plant                            460,584      437,475         462,427
                                                  ---------    ---------       ---------


   CURRENT ASSETS:

     Cash                                             2,302        1,965           1,160
     Accounts receivable, less reserves
       of $16,575 and $12,474 at
       June 30, 1994 and 1993,
       respectively, and $13,518 at
       December 31, 1993,                            92,371       91,453          89,096
     Deferred gas costs                              44,214       12,913          65,802
     Natural gas and other inventories               38,233       37,731          53,152
     Materials and supplies                           5,587        6,395           5,019
     Prepaid expenses                                 4,626        3,149           3,708
     Income taxes                                         -            -           6,046
                                                  ---------    ---------       ---------
         Total Current Assets                       187,333      153,606         223,983
                                                  ---------    ---------       ---------


   OTHER ASSETS:

     Deferred postretirement benefit cost            99,607      100,712         101,182
     Deferred charges and other assets               23,921       24,962          46,848
                                                  ---------    ---------       ---------
         Total Other Assets                         123,528      125,674         148,030
                                                  ---------    ---------       ---------

   TOTAL ASSETS                                   $ 771,445    $ 716,755       $ 834,440
                                                  =========    =========       =========



  The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4

  BOSTON GAS COMPANY AND SUBSIDIARY
  ---------------------------------

  CONSOLIDATED BALANCE SHEETS
  ---------------------------
                                                                       (In Thousands)

                                                        June 30,        June 30,       December 31,
                                                          1994            1993            1993
                                                       ---------        --------       ------------
   LIABILITIES AND STOCKHOLDER'S INVESTMENT


  CAPITALIZATION:
    Stockholder's investment -
      Common stock, $100 par value,
       514,184 shares authorized and outstanding       $  51,418       $  51,418       $   51,418
      Amounts in excess of par value                      43,233          43,233           43,233
      Retained earnings                                  112,321         100,487           95,680
                                                       ---------       ---------       ----------
        Total Common Stockholder's Investment            206,972         195,138          190,331


      Variable term cumulative preferred stock,
       $1 par value, 1,200,000 shares authorized
       and outstanding                                    29,213          29,343           29,197

    Long-term obligations, less current portion          206,652         172,862          171,345
                                                       ---------       ---------       ----------
        Total Capitalization                             442,837         397,343          390,873

    Gas Inventory Financing                               36,692          24,782           59,297
                                                       ---------       ---------       ----------

         TOTAL CAPITALIZATION AND GAS INVENTORY
           FINANCING                                     479,529         422,125          450,170
                                                       ---------       ---------       ----------


   CURRENT LIABILITIES:
     Current portion of long-term obligations              2,210           1,754            2,165
     Notes payable                                        31,800          49,700          106,300
     Accounts payable                                     44,721          47,265           52,773
     Accrued taxes                                         2,451             893              161
     Accrued income taxes                                  7,295           1,408                -
     Accrued interest                                      3,582           2,967            3,004
     Customer deposits                                     2,677           2,601            2,597
     Refunds due customers                                14,896           9,812            8,029
     Pipeline transition costs                             2,190               -           24,174
                                                       ---------       ---------       ----------
         TOTAL CURRENT LIABILITIES                       111,822         116,400          199,203
                                                       ---------       ---------       ----------


   OTHER LIABILITIES:
     Deferred income taxes                                60,501          54,491           61,561
     Unamortized investment tax credits                    9,065           9,772            9,427
     Postretirement benefits obligation                   91,077          91,172           91,955
     Other                                                19,451          22,795           22,124
                                                       ---------       ---------       ----------
       Total Other Liabilities                           180,094         178,230          185,067
                                                       ---------       ---------       ----------
   TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT      $ 771,445       $ 716,755       $  834,440
                                                       =========       =========       ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
- - - ---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - -------------------------------------
                                                                    (In Thousands)
                                                               For The Six Months Ended
                                                               ------------------------
                                                               June 30,        June 30,
                                                                 1994            1993
                                                               --------       --------
     CASH FLOW FROM OPERATING ACTIVITIES:

        Net earnings                                          $ 29,636       $ 22,643
        Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation and amortization                        21,966         15,646
           Deferred taxes                                       (1,060)         1,767
           Other changes in assets and liabilities:
             Accounts receivable                                (3,275)       (18,197)
             Inventory                                          14,351          3,664
             Deferred gas costs                                 21,588         27,955
             Accounts payable                                   (8,052)        (5,786)
             Accrued interest                                      578           (354)
             Federal and state income taxes                     13,341          6,456
             Refunds due customers                               6,867         (3,249)
             Other                                                 419         (4,867)
                                                              --------       --------
     Net cash provided by operating activities                  96,359         45,678
                                                              --------       --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                   (18,511)       (11,451)
        Net cost of removal                                     (2,622)        (1,260)
                                                              --------       --------
     Net cash used for investing activities                    (21,133)       (12,711)
                                                              --------       --------

     CASH FLOW FROM FINANCING ACTIVITIES:
        Capital contribution from Parent                             -         20,000
        Changes in short-term debt, net                        (74,500)        (3,632)
        Changes in inventory financing                         (22,605)       (23,849)
        Proceeds from issuance of long-term debt                36,000              -
        Repayment of long-term debt                                  -        (20,000)
        Proceeds from issuance of preferred stock                   16            (93)
        Cash dividends paid on common and preferred stock      (12,995)        (8,728)
                                                              --------       --------
     Net cash used for financing activities                    (74,084)       (36,302)
                                                              --------       --------

     INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                         1,142         (3,335)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,160          5,300
                                                              --------       --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,302       $  1,965
                                                              ========       ========
     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for:
           Interest, net of amounts capitalized               $  9,532       $  8,437
           Income taxes                                       $  6,979       $  6,539



  The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 1994
                                 -------------




1.  ACCOUNTING POLICIES AND OTHER INFORMATION

       GENERAL
       -------

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

       CASH AND CASH EQUIVALENTS
       -------------------------

       For the purposes of the consolidated statements of cash flows, the Registrant considers highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

       SEASONAL ASPECT
       ---------------

       The amount of natural gas sold by the Registrant for purposes of space heating is directly related to the ambient air temperature. Consequently, less gas is sold during the summer months than is sold during the winter months. In order to more properly match depreciation and property tax expense with gas sales revenues each month, the Registrant charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas sales forecasted for the month, applied to the estimated annual depreciation and property tax expense.

                                                                       FORM 10-Q
                                                                          Page 7




                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  (CONTINUED)
           ------------------------------------------

                                 JUNE 30, 1994
                                 -------------




2.    GAS INVENTORY FINANCING
      -----------------------

      Under the terms of the general rate order issued by the Massachusetts Department of Public Utilities (the "Department") effective October 1, 1988, the Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At June 30, 1994 and 1993, the Registrant had $36,692,000 and $24,782,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                          Page 8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - - -------  -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         RESULTS OF OPERATIONS
         ---------------------

         The net loss of $.1 million for the second quarter of 1994 was slightly less than the $.2 million loss reported for the same period in 1993. The benefit of higher rates ($6.0 million) which took effect November 1, 1993 was essentially offset by the impact of weather which was 13% warmer than normal compared to near normal weather for the second quarter of 1993, and increased charges for depreciation, property taxes and bad debts.

         Net earnings applicable to common stock for the first six months of 1994 were $28.7 million, an increase of $6.5 million or 29% from the same period in 1993. This increase was primarily the result of higher rates ($14.0 million) and increased sales to new firm customers
         ($2.9 million). Weather for the first six months of 1994 was 7% colder than normal compared to near normal weather for the same period in 1993. The benefit of the colder weather was minimal after considering the higher operating costs associated with the unusual first quarter weather. Partially offsetting were higher charges for depreciation ($3.9 million), property taxes ($2.8 million) and bad debts ($1.5 million).



         LIQUIDITY & CAPITAL RESOURCES
         -----------------------------

         Notes payable at June 30, 1994 were $31.8 million, a decrease of $74.5 million from December 31, 1993. Approximately half of this decrease reflects the use of proceeds from the January 1994 issuance of $36.0 million of Medium-term notes Series B pursuant to a $50.0 million shelf registration statement dated October 28, 1992 on file with the Securities and Exchange Commission. The issued notes have a weighted average maturity of 24 years and a coupon rate of 6.94%. The balance of the decrease in notes payable reflects a reduction in working capital requirements due to the seasonal nature of the gas distribution business.

         Cash from operations during the first half of 1994 was sufficient to cover dividends to shareholders, capital expenditures and debt repayments including the above mentioned notes payable.

         Capital expenditures for the full year are expected to approximate the original projection of $53.0 million.

         The Registrant believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1994 capital expenditures, working capital requirements, normal debt repayments and dividends to shareholders.

                                                                       FORM 10-Q
                                                                          Page 9


                           PART II. OTHER INFORMATION
                           --------------------------


       ITEM 1.  LEGAL PROCEEDINGS
       --------------------------

       Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.


       ITEM 2.  CHANGES IN SECURITIES
       ------------------------------

       At June 30, 1994, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ------------------------------------------------------------
        None


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
       -----------------------------------------

       (a) List of Exhibits

           None

       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                       FORM 10-Q
                                                                         Page 10



                                   SIGNATURES
                                   ----------



       It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Registrant. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and an annual audit by independent public accountants.



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               Boston Gas Company
                              -------------------------------------------------
                                                 (Registrant)




                             /s/               Joseph F. Bodanza
                             --------------------------------------------------
                             J. F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:   August 2, 1994
        ----------------