Form 10-Q
period 1994-10-13
BOSTON GAS CO
filed 1994-10-31
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1994
                              -------------------------------------------

                                      OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                        to
                                -----------------------     -------------------
                        Commission File Number 2-23416
                                               -------

                             BOSTON GAS COMPANY
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       MASSACHUSETTS                                          04-1103580
   -----------------------------                        ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 617-742-8400
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


ITEM 1.  FINANCIAL STATEMENTS
- - -----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

CONSOLIDATED STATEMENTS OF EARNINGS
- - -----------------------------------

                                                                    (In Thousands)

                                              For The Three Months Ended    For The Nine Months Ended
                                              --------------------------    -------------------------

                                               Sept. 30,     Sept. 30,       Sept. 30,      Sept. 30,
                                                 1994          1993            1994           1993
                                                ------        -------         ------         ------
OPERATING REVENUES
   Cost of gas sold                           $ 72,114      $ 66,606        $509,222       $453,399
   Operating Margin                             37,411        37,559         297,525        279,861
                                              --------      --------        --------       --------
                                                34,703        29,047         211,697        173,538

OPERATING EXPENSES:
   Other operating expenses                     33,736        31,769         115,473         97,205
   Maintenance                                   4,410         4,933          19,227         22,793
   Depreciation and amortization                 4,962         3,564          26,928         19,210
   Income taxes                                 (5,575)       (5,698)         13,578          8,048
                                              --------      --------        --------       --------
   Total Operating Expenses                     37,533        34,568         175,206        147,256
                                              --------      --------        --------       --------
OPERATING EARNINGS (LOSS)                       (2,830)       (5,521)         36,491         26,282

OTHER EARNINGS, NET                                 41           251             113            319
                                              --------      --------        --------       --------
EARNINGS (LOSS) BEFORE INTEREST EXPENSE         (2,789)       (5,270)         36,604         26,601

INTEREST EXPENSE:
   Long-term debt                                4,248         3,695          12,750         11,758
   Other, including amortization
   of debt expense                               1,875           627           3,421          1,977
   Less - Interest during construction            (261)         (156)           (552)          (341)
                                              --------      --------        --------       --------
   Total Interest Expense                        5,862         4,166          15,619         13,394
                                              --------      --------        --------       --------

NET EARNINGS (LOSS)                             (8,651)       (9,436)         20,985         13,207

Preferred Stock Dividends                          482           455           1,445            908
                                              --------      --------        --------       --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                  $ (9,133)     $ (9,891)       $ 19,540       $ 12,299
                                              --------      --------        --------       --------

COMMON STOCK DIVIDENDS                        $   -         $   -           $ 12,032       $  8,355
                                              ========      ========        ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 3


Boston Gas Company and Subsidiary
- - ---------------------------------

Consolidated Balance Sheets
- - ---------------------------

                                                            (In Thousands)

                                                 Sept. 30,       Sept. 30,    Dec. 31,
                                                    1994           1993         1993
                                                 --------        --------     -------
ASSETS

GAS PLANT, at cost                              $  653,102    $  621,188    $ 649,580
Construction work-in-progress                       38,332        27,670        8,131
   Less-Accumulated depreciation                   215,993       197,897      195,284
                                                ----------    ----------    ---------
        Total Net Plant                            475,441       450,961      462,427
                                                ----------    ----------    ---------

CURRENT ASSETS:

   Cash                                               666         1,062        1,160
   Accounts receivable, less reserves
     of $16,472 and $13,206 at
     September 30, 1994 and 1993,
     respectively, and $13,518 at
     December 31, 1993                             48,141       51,485        89,096
   Deferred gas costs                              82,417       49,227        65,802
   Natural gas and other inventories               47,868       54,018        53,152
   Materials and supplies                           5,481        5,770         5,019
   Prepaid expenses                                 4,920        3,659         3,708
   Income taxes                                     6,450        7,635         6,046
                                               ----------    ---------     ---------
        Total Current Assets                      195,943      172,856       223,983
                                               ----------    ---------     ---------

OTHER ASSETS:

   Deferred postretirement benefit cost            98,513       101,641       101,182
   Deferred charges and other assets               20,125        26,235        46,848
                                               ----------     ---------     ---------
     Total Other Assets                           118,638       127,876       148,030
                                               ----------     ---------     ---------

TOTAL ASSETS                                   $  790,022     $ 751,693     $ 834,440
                                               ==========     =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                        Page 4

Boston Gas Company and Subsidiary
- - ---------------------------------

Consolidated Balance Sheets
- - ---------------------------


                                                                (In Thousands)

                                                    Sept. 30,     Sept. 30,      Dec. 31,
                                                      1994          1993           1993
                                                    --------      --------       -------
LIABILITIES AND STOCKHOLDER'S INVESTMENT


CAPITALIZATION:
  Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding        $  51,418     $  51,418     $  51,418
   Amounts in excess of par value                       43,233        43,233        43,233
   Retained earnings                                   103,188        90,596        95,680
                                                     ---------     ---------     ---------
      Total Common Stockholder's Investment            197,839       185,247       190,331

   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                     29,221        29,191        29,197

   Long-term obligations, less current portion         202,778       171,433       171,345
                                                     ---------     ---------     ---------
       Total Capitalization                            429,838       385,871       390,873

   Gas Inventory Financing                              49,883        50,987        59,297
                                                     ---------     ---------     ---------
       Total Capitalization and Gas Inventory
          Financing                                    479,721       436,858       450,170
                                                     ---------     ---------     ---------

CURRENT LIABILITIES:
   Current portion of long-term obligations              1,880         2,156         2,165
   Notes payable                                        63,700        64,300       106,300
   Accounts payable                                     34,975        44,207        52,773
   Accrued taxes                                           644           311           161
   Accrued interest                                      7,590         6,405         3,004
   Customer deposits                                     2,726         2,535         2,597
   Refunds due customers                                15,096        10,400         8,029
   Pipeline transition costs                             -             -            24,174
                                                     ---------     ---------     ---------
      Total Current Liabilities                        126,611       130,314       199,203
                                                     ---------     ---------     ---------

OTHER LIABILITIES:
   Deferred income taxes                                61,626        56,674        61,561
   Unamortized investment tax credits                    8,884         9,599         9,427
   Postretirement benefits obligation                   90,555        92,101        91,955
   Other                                                22,625        26,147        22,124
                                                     ---------     ---------     ---------
     Total Other Liabilities                           183,690       184,521       185,067
                                                     ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT       $ 790,022     $ 751,693     $ 834,440
                                                     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                        Page 5

Boston Gas Company and Subsidiary
- - ---------------------------------
Consolidated Statements of Cash Flows
- - -------------------------------------

                                                                   (In Thousands)
                                                              For The Nine Months Ended
                                                              -------------------------
                                                                Sept. 30,       Sept. 30,
                                                                 1994             1993
                                                                --------        --------
Cash flow from operating activities:
     Net earnings                                             $  20,985         $  13,207
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                             26,928            19,210
       Deferred taxes                                                65             3,950
       Other changes in assets and liabilities:
         Accounts receivable                                     40,955            21,771
         Inventory                                                4,822           (11,998)
         Deferred gas costs                                     (16,615)           (8,359)
         Accounts payable                                       (17,798)           (8,896)
         Accrued interest                                         4,586             3,084
         Federal and state income taxes                            (404)           (2,588)
         Refunds due customers                                    7,067            (2,661)
         Other                                                    3,726            (3,948)
                                                              ---------         ---------
Net cash provided by operating activities                        74,317            22,772
                                                              ---------         ---------
Cash flows from investing activities:
     Capital expenditures                                       (36,945)          (27,422)
     Net cost of removal                                         (4,777)           (3,057)
                                                              ---------         ---------
     Net cash used for investing activities                     (41,722)          (30,479)
                                                              ---------         ---------
Cash flow from financing activities:
     Capital contribution from Parent                               -              20,000
     Changes in short-term debt, net                            (42,600)           10,968
     Changes in inventory financing                              (9,414)            2,356
     Proceeds from issuance of long-term debt                    36,000               -
     Repayment of long-term debt                                 (3,622)          (20,480)
     Proceeds from issuance of preferred stock                       24              (245)
     Cash dividends paid on common and preferred stock          (13,477)           (9,130)
                                                              ---------         ---------
Net cash used for financing activities                          (33,089)            3,469
                                                              ---------         ---------
Increase (decrease) in cash                                        (494)           (4,238)

Cash at beginning of period                                       1,160             5,300
                                                              ---------         ---------
Cash at end of period                                         $     666         $   1,062
                                                              =========         =========
Supplemental disclosures of cash flow information:
       Cash paid during the period for:
        Interest, net of amounts capitalized                  $  10,793         $  10,715
        Income taxes                                          $  14,122         $   9,894

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1994
                              ------------------



1.  ACCOUNTING POLICIES AND OTHER INFORMATION
    -----------------------------------------

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


2.  GAS INVENTORY FINANCING
    -----------------------

      Under the terms of the general rate order issued by the Massachusetts Department of Public Utilities (the "Department") effective October 1, 1988, the Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At September 30, 1994 and 1993, the Registrant had $49,883,000 and $50,987,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                       Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - ------- -----------------------------------------------------------------------
        OF OPERATIONS:
        --------------

        RESULTS OF OPERATIONS
        ---------------------

        The seasonal net loss of $9.1 million for the third quarter of 1994 was $.8 million less than the $9.9 million reported for the same period in 1993. The benefit of higher rates ($2.3 million) which took effect November 1, 1993 was partially offset by increased charges for depreciation and employee benefits.

        Net earnings applicable to common stock for the first nine months of 1994 were $19.5 million, an increase of $7.2 million or 59% from the same period in 1993. This increase was primarily the result of higher rates. Weather for the first nine months of 1994 was 6.5% colder than normal compared to slightly warmer than normal weather for the same period in 1993. However, the benefit of colder weather was approximately $1 million after considering the higher operating costs associated with the unusual first quarter weather. Increased sales to new firm customers also contributed to the improved earnings. The increase was partially offset by higher charges for depreciation, property taxes and bad debts.



        LIQUIDITY & CAPITAL RESOURCES
        -----------------------------

        Notes payable at September 30, 1994 were $63.7 million, a decrease of $42.6 million from December 31, 1993. The majority of this decrease reflects the use of proceeds from the January 1994 issuance of $36.0 million of Medium-term notes Series B pursuant to a $50.0 million shelf registration statement dated October 28, 1992 on file with the Securities and Exchange Commission. The issued notes have a weighted average maturity of 24 years and a coupon rate of 6.94%. The balance of the decrease in notes payable reflects a reduction in working capital requirements due to the seasonal nature of the gas distribution business.

        Cash from operations during the first nine months of 1994 was sufficient to cover dividends to shareholders, capital expenditures and debt repayments including the above mentioned notes payable.

        Capital expenditures for the full year are expected to approximate $53.0 million.

        The Registrant believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1994 capital expenditure and working capital requirements, normal debt repayments and dividends to shareholders.

                                                                       FORM 10-Q
                                                                       Page 8


                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.


ITEM 2.  CHANGES IN SECURITIES
- - ------------------------------

At September 30, 1994, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a) List of Exhibits

    27  - Financial Data Schedule

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






                                               Boston Gas Company
                              --------------------------------------------------
                                                  (Registrant)




                              /s/              Joseph F. Bodanza
                              --------------------------------------------------
                              J. F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:   October 31, 1994
      ------------------------