Form 10-K
period 1994-12-31
BOSTON GAS CO
filed 1995-03-16
CIK 13390

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                   FORM 10-K
                               -----------------

    (MARK ONE)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- --- ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- --- EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                         COMMISSION FILE NUMBER 2-23416

                               BOSTON GAS COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MASSACHUSETTS                             04-1103580
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


           ONE BEACON STREET
      BOSTON, MASSACHUSETTS 02108                    (617) 742-8400
    (ADDRESS OF PRINCIPAL EXECUTIVE         (REGISTRANT'S TELEPHONE NUMBER)
                OFFICES)

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

                             Yes  X            No
                                 ---              ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this form 10-K.    Yes  X      No
                                    ---        ---

  Indicate the number of shares outstanding of the registrant's class of common stock as of March 10, 1995.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               BOSTON GAS COMPANY

                                   FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     PART I

ITEM 1. BUSINESS.

General

  Boston Gas Company (the "Company") is engaged in the transportation, distribution and sale of natural gas to residential, commercial, and industrial customers in Boston, Massachusetts, and 73 other communities in eastern and central Massachusetts. The Company also sells gas for resale in Massachusetts and other states (see "Competition" section). The Company has one subsidiary, Massachusetts LNG Incorporated ("Mass LNG") which holds a long-term lease on two liquefied natural gas ("LNG") facilities. Boston Gas is the largest natural gas distribution company in New England, has been in business for 172 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of the Company has been owned by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts.

GAS SALES AND TRANSPORTATION

  Gas is sold and transported for "firm" and "non-firm" customers. Principal uses of natural gas include central, space and water heating, cooking, drying, steam generation and a variety of industrial applications.

  "Firm" sales and transportation services are generally provided without interruption throughout the year, although uninterrupted seasonal services are available to firm customers for periods of less than 365 days. Firm services are provided under either filed rate schedules or through individually negotiated contracts. Firm sales and transportation of natural gas used for central or space heating are directly related to weather conditions. Consequently, temperature variations can have a significant impact, both favorable and unfavorable, upon the Company's revenues and earnings. Compared to normal, actual billing temperatures were 1% colder, 1% warmer and 4% colder in 1994, 1993 and 1992, respectively.

  "Non-firm" sales and transportation services are generally provided to large commercial and industrial customers who can use gas and oil interchangeably or to other gas distribution utilities for resale. Non-firm services are dependent upon a number of factors, including the price of gas compared to competing fuels, gas supply availability, weather conditions and system capacity, both local and interstate. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel, which is generally residual fuel oil. Beginning November 1, 1993, gross margin from non-firm sales and transportation services ($10.9 million in 1994 and $8.2 million in 1993) in excess of a threshold based upon the prior season's experience are shared between firm customers and shareholders, 75% and 25%, respectively.

  The following table provides information with respect to the volumes of gas sold and transported by the Company during the three years 1992-1994. The table is in billions of cubic feet ("BCF") of natural gas at 1,000 B.T.U. per cubic foot.

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        1994     1993     1992
                                                      -------- -------- --------
Firm Sales and Transportation
  Residential Heating................................     37.8     38.1     37.9
  Residential Non-Heating............................      3.6      3.8      3.9
  Commercial.........................................     25.1     26.0     25.8
  Industrial.........................................      4.8      5.0      4.9
  Seasonal Firm Contracts............................     10.4     10.0      6.4
                                                      -------- -------- --------
    Total Firm Sales.................................     81.7     82.9     78.9
    Firm Transportation..............................     13.8     12.4      7.4
                                                      -------- -------- --------
      Total Firm Throughput..........................     95.5     95.3     86.3
                                                      -------- -------- --------
Non-Firm Sales and Transportation
  Interruptible......................................      6.4      8.1     14.5
  Special Sales for Resale...........................      7.6      2.1      4.2
                                                      -------- -------- --------
    Total Non-Firm Sales.............................     14.0     10.2     18.7
    Non-Firm Transportation..........................     34.9     39.3     27.3
                                                      -------- -------- --------
      Total Non-Firm Throughput......................     48.9     49.5     46.0
                                                      -------- -------- --------
Total Throughput.....................................    144.4    144.8    132.3
                                                      ======== ======== ========

  Residential heating sales include all gas sold to customers having central or space heating. Commercial sales include all gas sold to retail establishments and commercial properties including central-metered apartment houses and condominiums with five or more units. Growth in the Company's firm transportation services reflects changes in the gas industry (see "Gas Supply" and "Competition" sections).

  The Company's operations are subject to Massachusetts statues applicable to gas utilities as described in the "Regulation" section. Facility expansion is regulated by the Massachusetts Department of Public Utilities (the "Department"). Municipal, state and federal authorities have jurisdiction over the use of public ways, land and waters for gas mains and other distribution facilities.

GAS SUPPLY

  The following table provides statistical information with respect to the Company's sources of supply during 1992-1994. The table is in BCF of natural gas at 1,000 B.T.U. per cubic foot.

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      1994     1993      1992
                                                     -------- -------- --------
Natural gas purchased...............................    92.2     86.3      94.1
LNG Purchases.......................................     4.2     13.4      12.4
                                                     -------  -------  --------
  Total Purchases...................................    96.4     99.7     106.5
Change in Storage Gas...............................     4.5     (4.0)     (5.2)
Company Use, Unbilled and Other.....................    (5.2)    (2.6)     (3.7)
                                                     -------  -------  --------
  Total Sales.......................................    95.7     93.1      97.6
                                                     =======  =======  ========

  The Company purchases approximately 70% of its pipeline gas supplies directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department. The Company purchases its remaining pipeline supplies from domestic sources pursuant to short-term, firm winter service agreements and on a spot basis. The Company has diversified its pipeline gas supplies across major North American producing regions, including on and off-shore Gulf of Mexico and mid-continent areas in the United States, as well as from western Canada.

  Pipeline supplies are transported on interstate pipeline systems to the Company's service territory pursuant to transportation agreements approved by the Federal Energy Regulatory Commission ("FERC"). The Company has also contracted with pipeline companies and others for the storage of natural gas and related transportation services from underground storage fields located in West Virginia, New York and Pennsylvania. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

  All interstate pipelines serving the Company have implemented service restructuring plans on terms and conditions approved by FERC pursuant to its Order No. 636. Order No. 636, issued April 8, 1992, required interstate pipeline companies to unbundle gas sales contracts into separate gas sales, transportation and storage services. Accordingly, the Company's firm bundled service with Algonquin Gas Transmission Company ("Algonquin"), a wholly-owned subsidiary of Texas Eastern Transmission Corporation ("Texas Eastern"), was converted to an annual firm transportation entitlement of 87.4 BCF. Similarly, the Company's firm bundled sales service with Texas Eastern has been converted into an annual firm transportation entitlement of 102.3 BCF; and its firm bundled sales service with Tennessee Gas Pipeline Company, ("Tennessee") has been converted to an annual transportation and storage entitlement of 79.4 BCF. In addition, the Company has firm entitlements on interstate pipelines upstream of Tennessee, Texas Eastern, and Algonquin, with direct access to supply areas. Together, these transportation entitlements are used to transport natural gas purchased by the Company from producing regions described above and from underground storage facilities to its service territory. The Company holds direct entitlements to 17.2 BCF of storage capacity with Tennessee, Texas Eastern and others. The underlying transportation and storage agreements with Algonquin, Texas Eastern, and Tennessee have terms generally expiring no earlier than November 1996, April 2012, and November 2000, respectively. The Company is provided rights of first refusal under Order No. 636 to extend the terms of the majority of these transportation and storage contracts. The Company considers the service reliability of its natural gas portfolio to be comparable to that existing prior to Order No. 636.

  In addition to its domestic supply arrangements, the Company has three contracts for the purchase of Canadian gas supplies. The Company's contract with Boundary, Inc. provides for the purchase of 3.8 BCF of gas annually and expires on January 2003. The Company also has contracts with Alberta Northeast Gas, Ltd. to purchase up to 4.8 BCF of gas annually, and with Imperial Oil of Canada, Ltd. for the purchase of 12.8 BCF of gas annually. These contracts expire on November 2003 and April 2007, respectively. The Company has contracted with Iroquois Gas Transmission System, Tennessee and Algonquin to transport these gas supplies from the Canadian border to delivery points in the Company's service territory.

  The Company has contracts, expiring in 1998, with Distrigas of Massachusetts Corporation ("DOMAC") for the purchase of an annual quantity of up to 2.0 BCF of LNG and for 1.0 BCF of LNG storage capacity and related vaporization services. The Company also purchases LNG from DOMAC on a spot basis when prices are competitive with alternative supplies. DOMAC's affiliate, Distrigas Corporation, imports the LNG from Algeria pursuant to agreements with Sonatrach, the Algerian National Energy Company.

  The Company relies on supplemental supplies of storage gas, LNG and propane to meet firm sendout requirements which are greater than its firm pipeline capacity entitlements. The number of days that peak sendout can be maintained is limited by the capacity of the Company's storage facilities for supplemental gas supplies and the rate at which these supplies can be sent out and subsequently replenished. The Company owns or leases facilities which enable it to store the equivalent of 4.6 BCF of natural gas in liquid form as LNG and vaporize it for use during periods of high demand. The inventory for these facilities is provided by liquefaction of pipeline gas and from purchased LNG. Over the past five years, increased pipeline capacity has reduced the Company's dependence on these more costly supplemental supplies. The Company considers its peak day sendout capability, based on its total supply resources, adequate to meet the requirements of its firm customers.

REGULATION

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, the territorial limit of the Company's service area, purchase of gas, pipeline safety regulations, issuance of securities and affiliated party transactions are regulated by the Department. Rates for firm sales and transportation provided by the Company are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers.

  On October 30, 1993, the Department allowed the Company an annual revenue increase of $37.7 million, effective November 1, 1993, and also approved several rate design changes that reduce the volatility of its margins attributable to weather. The Department also ordered a four-year phase in of postretirement benefits other than pensions. The Company began billing the second year phase-in on November 1, 1994.

  Changes stemming from FERC Order 636 are being considered at state levels. The Department has initiated a proceeding to review alternative regulatory approaches, including regulation that is incentive or performance based.

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

SEASONALITY AND WORKING CAPITAL

  The Company's revenues, earnings and cash flow are highly seasonal as most of its firm sales and transportation are directly related to temperature conditions. The majority of the Company's earnings are generated in the first quarter with a seasonal loss occurring in the third quarter. Since the bulk of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and results in short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of all factors, short-term borrowings are generally highest during the late fall and early winter.

COMPETITION

  The Company competes with suppliers of fuel oil and electricity for residential, commercial and industrial customers. In addition, the Company faces competition from other suppliers of natural gas for large commercial and industrial applications. The Company's marketing efforts emphasize the continuing environmental benefits of natural gas, together with its reliability and long-term economic value as compared to oil and electricity. The clean burning nature of natural gas combustion and the absence of on-site fuel storage problems are major environmental advantages for natural gas.

  The Company increased annualized firm throughput by an estimated 3.8 BCF during 1994 through volume additions of 2.3 BCF in the firm residential and commercial/industrial markets and additions of 1.5 BCF through special contracts and transportation arrangements.

  Increased activity in new residential construction, together with the accelerated marketing efforts to encourage conversion to natural gas, resulted in the addition of 5,300 residential heating customers. Approximately 45% of the Company's existing residential customers do not use gas for central heating, representing a prime marketing opportunity. The Company targets this group through special programs with an objective of increasing the rate of conversion to natural gas.

  No customer, or group of customers under common control, accounted for 3% or more of the total firm revenues in 1994.

  Considerable growth opportunities exists in the commercial and industrial markets, where the Company's market penetration is only two-thirds the national average due to historical capacity limitations and the relatively late introduction of natural gas into New England. Despite low oil prices in 1994, the environmental advantages of natural gas and customers' desire for long-term value and price stability generated the highest level of new sales in this market segment in the past five years.

  In June 1992, FERC granted the Company the authority to make sales for resale in interstate commerce under the terms of a blanket marketing certificate. This additional sales authority allows the Company to maximize the use of its supply entitlements, thereby minimizing the cost of gas to firm customers and making its sales rates more competitive.

  FERC Order No. 636 and other regulatory changes have increased competition among existing and new suppliers of natural gas in the Company's service area, particularly in the large commercial and industrial sectors (see "Gas Supply"). The Company provides firm and interruptible transportation-only service to customers who may engage in direct purchases of natural gas from other suppliers. Firm transportation tariffs provide equal gross margin opportunities for the Company regardless of whether the customer purchases gas directly from the Company or purchases gas from a third party and arranges for transportation-only service on the Company's distribution system. These services allow flexibility for customers and encourage conversions to natural gas, while providing increased opportunities for the Company to increase throughput on its system and generate increased margins. The Company has also received approval from the Department to enter into contracts designed to compete for commercial and industrial customers with alternative energy options. As a result of these factors, the Company believes it is well positioned to respond to such competition.

  The Company continues to pursue market opportunities in natural gas-powered vehicles as the passage of federal legislation has enhanced opportunities in this market. The City of Boston Fire Department recently removed restrictions which barred natural gas vehicles from city tunnels and major bridges, thus making the use of these vehicles more practical. The Company achieved significant progress in 1994 through cooperative efforts with state and federal government agencies to obtain access to federal funding grants for fueling station infrastructure development. This funding will help provide additional commercial and municipal fleet fueling sites in the near future. The Company's program in this market includes the installation of two Company-owned fueling stations, conversion of 103 Company vehicles and the establishment of pilot programs with a number of large fleet operations for on-site fueling to demonstrate the advantage of choosing natural gas to meet alternative fuel vehicle requirements.

ENVIRONMENTAL MATTERS

  The Company may have to share responsibility for environmental remediation of certain former manufactured gas plant sites, as described in Note 11 appearing on page F-15. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by the Company, subject to a limited contribution by the latter. A 1990 regulatory settlement with the Department provides for recovery by the Company of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. Although the Company does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation, it believes that it is not probable that such costs will materially affect its financial condition or results of operations.

EMPLOYEES

  As of December 31, 1994, the Company had 1,700 employees, 71% of whom are organized in six local unions with which the Company has collective bargaining agreements. In 1993, after a seventeen-week work stoppage, the Company entered into six-year labor contracts with the bargaining units, which provided for, among other things, annual wage increases of approximately 4%, updated work rules and changed health care coverage to a managed care program with cost sharing.

ITEM 2. PROPERTIES.

  The Company and Mass LNG own or lease facilities which enable them to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. The Company owns and operates such a facility in Dorchester, Massachusetts, and Mass LNG leases one such facility in Lynn, Massachusetts, and a storage facility in Salem, Massachusetts. In addition, the Company owns propane-air facilities at several locations throughout its service territory.

  On December 31, 1994, the Company's distribution system included approximately 5,700 miles of gas mains, 397,000 services and 522,000 active customer meters.

  The Company's gas mains and services are generally located on public ways or private property not owned by it. The Company's occupation of such property is generally pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee. A portion of the utility properties and franchises of the Company are pledged as security for the Company's First Mortgage Bonds.

  In 1994, the Company's capital expenditures were $53.5 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity enhancement initiatives. The Company plans to spend approximately $58 million for similar purposes in 1995.

ITEM 3. LEGAL PROCEEDINGS.

  With the resolution of the John Boyd case discussed in Note 11 appearing on page F-15, and other than normal routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of Security Holders in the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Eastern was the holder of record of all of the outstanding common equity securities of the Company throughout the year ended December 31, 1994. Dividends on such common equity amounted to $12,803,182 and $8,998,219 for 1994 and 1993, respectively. At December 31, 1994, under the most restrictive provision limiting dividend payments in the Company's financing indentures, there were no restrictions on retained earnings.

ITEM 6. SELECTED FINANCIAL DATA.

  Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1994 COMPARED TO 1993

  Net earnings applicable to common stock for 1994 were $25.2 million, an increase of $7.2 million or 40% from 1993. An annual rate increase of $37.7 million, effective November 1, 1993, increased 1994 net earnings by $18.2 million. Net earnings also benefitted from increased sales to new and existing customers of

2.3 BCF. Despite record cold temperatures in early 1994, the year averaged only slightly colder than normal due to 18% warmer than normal fourth quarter weather. Weather for 1993 was essentially normal. In total, the weather decreased net earnings approximately $1.8 million after considering the higher workload related labor and operating costs associated with the unusually cold first quarter weather and the reduced sales margin attributable to the 18% warmer fourth quarter.

  In addition, the above were partially offset by higher charges for property taxes, bad debts and employee benefits. Increased depreciation and amortization reflects higher allowed depreciation rates and continued investments in system replacement and expansion. Interest expense increased in 1994 primarily due to the issuance of long-term debt as well as higher rates on short-term borrowings.

1993 COMPARED TO 1992

  Net earnings available to common shareholders in 1993 of $18.0 million were $9.3 million lower than the prior year. Net earnings in 1992 reflect a one-time increase of $7.2 million, as a result of a modification to the Company's gas cost recovery mechanism approved by the Department in May 1992. The modification shifted the recovery of a portion of pipeline gas costs from the non-heating season to the heating season to more closely match revenues with costs incurred. Excluding such modification, net earnings year to year decreased $2.1 million. This decline in net earnings was primarily due to the seventeen-week labor dispute and increased depreciation and amortization expense. In addition, weather was 1.3% warmer than normal and 4.5% warmer than 1992.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintains committed lines of credit totaling $40.0 million. The Company also maintains various uncommitted lines of credit and markets its own commercial paper. In addition, the Company may borrow up to $75.0 million under Eastern's credit agreement.

  During 1994 the Company issued $50.0 million of Medium-term Notes Series B, with a weighted average maturity of 21 years and a coupon of 7.20% pursuant to a $50.0 million shelf registration statement dated October 28, 1992 on file with the SEC.

  Short-term borrowings at December 31, 1994 were $62.5 million, a decrease of $43.8 million from December 31, 1993 primarily reflecting the use of proceeds from the Medium-term note issuance mentioned above. Cash from operations for 1994 was sufficient to cover dividends to shareholders, capital expenditures and normal debt repayments.

  The Company expects capital expenditures for 1995 to be approximately $58.0 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity enhancement.

  The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1995 capital expenditure and working capital requirements, normal debt repayments and dividends to shareholders.

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

(3) LIST OF EXHIBITS.

 3.1 --Restated Articles of Organization, as amended (Filed as Exhibit 3.1 to the registration statement of the Company on Form S-3 (File No. 33-
         48525)).*
 3.2   --By-Laws of the Company as amended (Filed as Exhibit 1 to the Annual
         Report of the Company on Form 10-K for the year ended December 31, 1976
         (File No. 2-23416)).*
         (Note: Certain instruments with respect to long-term debt of the Company or its subsidiary are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of the Company and its subsidiary on a consolidated basis.
         The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any such omitted instrument of the Company or its subsidiary.)
 4.1   --Indenture dated as of December 1, 1989 between the Company and The
         Bank of New York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3 (File No. 33-31869)).*
 4.1.1 --Agreement of Registration, Appointment and Acceptance by and among the Company, The Bank of New York as Resigning Trustee, and The First
         National Bank of Boston as Successor Trustee under Indenture dated as of November 2, 1992 (Filed as an exhibit to registration statement of the Company on Form S-3 (File No. 33-53858)).*
 10.1  --Gas Transportation Contract between Boston Gas Company and Tennessee
         Gas Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form
         10-K for the year ended December 31, 1993).*
 10.2  --Gas Transportation Contract between Boston Gas Company and Texas
         Eastern dated December 30, 1993 providing for transportation of approximately 83,000 dekatherms of natural gas per day (Filed as Exhibit 10.2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.3  --Gas Transportation Contract between Boston Gas Company and Texas
         Eastern dated December 30, 1993 providing for transportation of approximately 30,000 dekatherms of natural gas per day (Filed as Exhibit 10.3 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.4 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
         48,000 dekatherms of natural gas per day (Filed as Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the year ended December
         31, 1993).*
 10.5 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
         97,000 dekatherms of natural gas per day (Filed as Exhibit 10.5 to the Annual Report of the Company on Form 10-K for the year ended December
         31, 1993).*
 10.6  --Gas Storage Agreement between the Company and Consolidated Gas Supply
         Corporation dated February 18, 1980 (Filed as Exhibit 20.3 to the
         Quarterly Report of the Company on Form 10-Q for the quarter ended
         March 31, 1982).*

 10.7   --Gas Storage Agreement between the Company and Honeoye Storage
          Corporation dated October 11, 1985 (Filed as Exhibit 10.17 to the
          Annual Report of the Company on Form 10-K for the year ended December
          31, 1985).*
 10.8   --Gas Storage Agreement between the Company and PennYork Energy
          Corporation dated as of December 21, 1984 (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1985).*
 10.9   --Gas Sales Contract between the Company and Esso Resources Canada,
          Limited, (now Imperial Oil of Canada, Ltd.) dated as of May 1, 1989
          (Filed as Exhibit 10.12 to the Annual Report of the Company on Form
          10-K for the year ended December 31, 1989).*
 10.9.1 --Amendment to Exhibit 10.12 dated as of September 28, 1989 (Filed as
          Exhibit 10.12.1 to the Annual Report of the Company on Form 10-K for
          the year ended December 31, 1989).*
 10.10  --Storage Service Agreement between the Company and Distrigas of
          Massachusetts Corporation dated as of December 17, 1988 (Filed as
          Exhibit 10.13 to the Annual Report of the Company on Form 10-K for the
          year ended December 31, 1989).*
 10.11  --Liquid Purchase Agreement between the Company and Distrigas of
          Massachusetts Corporation dated as of April 14, 1989 (Filed as Exhibit
          10.14 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1989).*
 10 .12 --Gas Sales Agreement between the Company and Alberta Northeast Gas,
          Ltd. dated as of February 7, 1991 (Filed as Exhibit 10.16 to the
          Annual Report of the Company on Form 10-K for the year ended December
          31, 1990).*
 10.13  --Firm Gas Transportation Agreement between the Company and Iroquois
          Gas Transmission System, L.P. dated as of February 7, 1991 (Filed as
          Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the
          year ended December 31, 1990).*
 10.14  --Firm Gas Transportation Agreement between the Company and Tennessee
          Gas Pipeline Company dated as of February 7, 1991 (Filed as Exhibit
          10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*
 10.15  --Lease Agreement between Industrial National Leasing Corporation,
          Lessor, and Massachusetts LNG Incorporated, Lessee, dated as of June
          1, 1972 (Filed as an exhibit to Certificate of Notification by
          Massachusetts LNG Incorporated (and others) dated June 9, 1972 (File
          No. 70-5170)).*
 10.16  --Lease Supplement to Exhibit 10.12 between National Leasing
          Corporation and Massachusetts LNG Incorporated dated October 19, 1972
          (Filed as Exhibit 5.23.1 to the registration statement of the Company on Form S-7 (File No. 2-52522)).*
 10.17  --Credit Agreement dated as of December 22, 1993 by and among the
          Company, Morgan Guaranty Trust Company of New York, National
          Westminster Bank PLC, Shawmut Bank, N.A. and The First National Bank
          of Boston (Filed as Exhibit 10.17 to the Annual Report of the Company
          on Form 10-K for the year ended December 31, 1993).*
 10.18  --Sublease between the Company and Eastern Enterprises dated November
          5, 1987 (Filed as Exhibit 10.20 to the Annual Report of the Company on
          Form 10-K for the year ended December 31, 1987).*
 22     --Subsidiaries of the Company (Filed as Exhibit 22 to the Annual Report
          of the Company on Form 10-K for the year ended December 31, 1985).*
 27     --Financial Data Schedule.

  There were no reports on Form 8-K filed in the Fourth Quarter of 1994.
- --------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Boston Gas Company
                                          Registrant

                                                       J.F. Bodanza
                                          By: _________________________________
                                                       J.F. BODANZA
                                             SENIOR VICE PRESIDENT AND TREASURER
                                                  (PRINCIPAL FINANCIAL AND
                                                      ACCOUNTING OFFICER)

Dated: March 16, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 16TH DAY OF MARCH 1995.

              SIGNATURE                              TITLE

            C. R. Messer                  Director and
- -------------------------------------      President
            C. R. MESSER

          A. J. DiGiovanni                Director and Senior Vice
- -------------------------------------      President
          A. J. DIGIOVANNI

            J. F. Bodanza                 Director and Senior Vice President
- -------------------------------------      andTreasurer (Principal Financial
            J. F. BODANZA                  andAccounting Officer)

             J. A. Ives                   Director
- -------------------------------------
             J. A. IVES

            R. R. Clayton                 Director
- -------------------------------------
            R. R. CLAYTON

           W. J. Flaherty                 Director
- -------------------------------------
           W. J. FLAHERTY

                       BOSTON GAS COMPANY AND SUBSIDIARY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) OF FORM 10-K)

Report of Independent Public Accountants..........................     F-17
  Consolidated Balance Sheets as of December 31, 1994 and 1993.... F-2 and F-3
  Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1994..............................................     F-4
  Consolidated Statements of Retained Earnings for the Three Years
   Ended December 31, 1994........................................     F-5
  Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1994..............................................     F-6
  Notes to Consolidated Financial Statements...................... F-7 to F-16
  Interim Financial Information for the Two Years Ended December
   31, 1994 (Unaudited)...........................................     F-18
  Schedules for the Three Years Ended December 31, 1994:
    II--Valuation and Qualifying Accounts......................... F-19 to F-21

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

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
Gas Plant, at cost........................................... $704,861 $649,580
Construction work-in-progress................................    2,070    8,131
  Less--Accumulated depreciation.............................  222,460  195,284
                                                              -------- --------
  Net Plant..................................................  484,471  462,427
Current Assets:
  Cash.......................................................    3,831    1,160
  Accounts receivable, less reserves of $15,621 at December
   31, 1994 and $13,518 at December 31, 1993.................   71,408   89,096
  Deferred gas costs.........................................   66,865   65,802
  Natural gas and other inventories, at average cost.........   46,844   53,152
  Materials and supplies, at average cost....................    5,063    5,019
  Prepaid expenses...........................................    3,399    3,708
  Income taxes...............................................    1,407    6,046
                                                              -------- --------
    Total Current Assets.....................................  198,817  223,983
Other Assets:
  Deferred postretirement benefits cost......................   97,589  101,182
  Deferred charges and other assets..........................   52,759   46,848
                                                              -------- --------
    Total Other Assets.......................................  150,348  148,030
                                                              -------- --------
    Total Assets............................................. $833,636 $834,440
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1994     1993
                                                               -------- --------
                                                                (IN THOUSANDS)
Capitalization:
 Stockholder's investment --
  Common stock, $100 par value --
   Authorized and outstanding -- 514,184 shares
    at December 31, 1994 and 1993............................. $ 51,418 $ 51,418
   Amounts in excess of par value.............................   43,233   43,233
   Retained earnings..........................................  108,098   95,680
                                                               -------- --------
    Total Common Stockholder's Investment.....................  202,749  190,331
 Variable-term cumulative preferred stock,
  $1 par value, (liquidation preference, $25 per share) --
  Authorized and outstanding -- 1,200,000 shares
   at December 31, 1994 and 1993..............................   29,229   29,197
 Long-term obligations, less current portion..................  216,680  171,345
                                                               -------- --------
    Total Capitalization......................................  448,658  390,873
 Gas inventory financing......................................   53,578   59,297
                                                               -------- --------
    Total Capitalization and Gas Inventory Financing..........  502,236  450,170
Current Liabilities:
  Current portion of long-term obligations....................    1,890    2,165
  Notes payable...............................................   62,530  106,300
  Accounts payable............................................   42,653   52,773
  Accrued taxes...............................................      510      161
  Accrued interest............................................    3,524    3,004
  Customer deposits...........................................    2,852    2,597
  Refunds due customers.......................................   18,719    8,029
  Pipeline transition costs...................................   11,560   24,174
                                                               -------- --------
    Total Current Liabilities.................................  144,238  199,203
Commitments and Contingencies:
Reserves and Deferred Credits:
  Deferred income taxes.......................................   66,577   61,561
  Unamortized investment tax credits..........................    8,704    9,427
  Postretirement benefits obligation..........................   90,214   91,955
  Other.......................................................   21,667   22,124
                                                               -------- --------
    Total Reserves and Deferred Credits.......................  187,162  185,067
                                                               -------- --------
    Total Liabilities and Stockholder's Investment............ $833,636 $834,440
                                                               ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Operating Revenues................................ $660,158  $614,294  $594,330
Cost of Gas Sold..................................  382,885   375,103   357,697
                                                   --------  --------  --------
Operating Margin..................................  277,273   239,191   236,633
Operating Expenses:
  Other operating expenses........................  150,847   133,187   129,795
  Maintenance.....................................   24,826    29,376    21,225
  Depreciation and amortization...................   35,809    27,566    22,493
  Income taxes....................................   17,737    12,105    17,995
                                                   --------  --------  --------
                                                    229,219   202,234   191,508
                                                   --------  --------  --------
Operating Earnings................................   48,054    36,957    45,125
Other Earnings, Net...............................       65       278        47
                                                   --------  --------  --------
Earnings before Interest Expense..................   48,119    37,235    45,172
Interest Expense:
  Long-term debt..................................   17,024    15,447    15,710
  Other, including amortization of debt expense...    4,841     2,957     2,577
  Less-Interest during construction...............     (894)     (583)     (823)
                                                   --------  --------  --------
                                                     20,971    17,821    17,464
                                                   --------  --------  --------
Net Earnings......................................   27,148    19,414    27,708
Preferred Stock Dividends.........................    1,926     1,389       405
                                                   --------  --------  --------
Earnings Applicable to Common Stock............... $ 25,222  $ 18,025  $ 27,303
                                                   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1993     1992
                                                    --------  -------  -------
                                                         (IN THOUSANDS)
Balance at Beginning of Year....................... $ 95,680  $86,653  $67,063
  Net earnings.....................................   27,148   19,414   27,708
  Preferred stock dividends ($1.61 per share in
   1994, $1.16 per share in 1993 and $.34 per share
   in 1992)........................................   (1,926)  (1,389)    (405)
  Cash dividends on common stock ($24.90 per share
   in 1994, $17.50 per share in 1993 and $15.00 per
   share in 1992)..................................  (12,804)  (8,998)  (7,713)
                                                    --------  -------  -------
Balance at End of Year............................. $108,098  $95,680  $86,653
                                                    ========  =======  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
 Net earnings....................................  $ 27,148  $ 19,414  $ 27,708
 Adjustments to reconcile net earnings to cash
  (used for) provided by operating activities:
  Depreciation and amortization..................    35,809    27,566    22,493
  Deferred taxes.................................     5,016     8,837    (2,997)
  Other changes in assets and liabilities:
   Accounts receivable...........................    17,688   (15,840)  (11,962)
   Inventory.....................................     6,264   (10,381)  (15,430)
   Deferred gas costs............................    (1,063)  (24,933)  (26,994)
   Deferred postretirement benefits..............     1,852       312    (5,000)
   Accounts payable..............................   (10,121)     (198)    4,334
   Accrued interest..............................       520      (317)      271
   Federal and state income taxes................     4,639      (998)    9,083
   Refunds due customers.........................    10,690    (5,032)    1,263
   Other.........................................   (18,046)   (3,844)    3,867
                                                   --------  --------  --------
Cash (used for) provided by operating activities.    80,396    (5,414)    6,636
                                                   --------  --------  --------
Cash flows used for investing activities:
  Capital expenditures...........................   (53,504)  (47,057)  (51,136)
  Net cost of removal............................    (6,412)   (4,328)   (8,096)
                                                   --------  --------  --------
Cash used for investing activities...............   (59,916)  (51,385)  (59,232)
                                                   --------  --------  --------
Cash flows from financing activities:
  Changes in notes payable, net..................   (43,770)   52,968      (307)
  Changes in inventory financing.................    (5,719)   10,666    17,461
  Proceeds from issuance of long-term debt.......    50,000       --     28,000
  Repayment of long-term debt....................    (3,622)  (20,480)  (10,030)
  Proceeds/Amortization from issuance of
   preferred stock...............................        32      (240)   29,436
  Capital contribution from parent...............       --     20,000       --
  Cash dividends paid on common and preferred
   stock.........................................   (14,730)  (10,255)   (8,089)
                                                   --------  --------  --------
Cash (used for) provided by financing activities.   (17,809)   52,659    56,471
                                                   --------  --------  --------
Increase (decrease) in cash......................     2,671    (4,140)    3,875
Cash at beginning of year........................     1,160     5,300     1,425
                                                   --------  --------  --------
Cash at end of year..............................  $  3,831  $  1,160  $  5,300
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest, net of amounts capitalized..........  $ 20,193  $ 18,559  $ 17,461
   Income taxes..................................  $  8,151  $  7,813  $  6,372

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

  The significant accounting policies followed by Boston Gas Company (the "Company") and its subsidiary are described below and in the following footnotes:

      Note 2--Cost of Gas Adjustment Clause and Deferred Gas Costs
      Note 3--Income Taxes
      Note 6--Pension Benefits
      Note 7--Postretirement Benefits Other Than Pensions
      Note 8--Leases

 Principles of Consolidation

  The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Massachusetts LNG Incorporated ("Mass LNG"). All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

 Regulatory Assets

  The Company is subject to provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent certain costs that will be recovered from customers through current and future rates. The following regulatory assets were reflected in the Consolidated Balance Sheets as of December 31:

                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
     Postretirement benefit costs............................ $ 97,589 $101,182
     Deferred pipeline transition costs......................   34,398   24,174
     Deferred income taxes...................................    1,097    1,695
     Environmental costs.....................................      806    3,308
     Other...................................................    3,677    3,122
                                                              -------- --------
                                                              $137,567 $133,481
                                                              ======== ========

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 5.16% in 1994, 3.98% in 1993 and 3.80% in 1992.

  Accumulated depreciation is charged with the original cost and cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Gas Operating Revenues

  Gas operating revenues are recorded when billed. Revenue is not recorded for the amount of gas distributed to customers, which is unbilled at the end of the period; however, the cost of this gas is deferred as discussed in Note 2.

                       BOSTON GAS COMPANY AND SUBSIDIARY

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

  In May 1992, the Company modified the cost of gas adjustment clause by shifting a portion of pipeline gas costs from the non-heating to the heating season in order to more closely match revenues with the related costs.

(3) INCOME TAXES

  The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes which would be payable on a separate company basis. The Company's effective income tax rate was 39.5% in 1994, 38.4% in 1993 and 39.4% in 1992. State taxes represent the majority, or 4.3%, 4.3% and 4.6% of the difference between the effective rate and the Federal income tax rate for 1994, 1993 and 1992, respectively.

  A summary of the provision for income taxes for the three years ended December 31 is as follows:

                                                         1994    1993    1992
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Current --
     Federal........................................... $ 7,966 $ 4,063 $12,128
     State.............................................     591     771   2,410
                                                        ------- ------- -------
       Total current provision.........................   8,557   4,834  14,538
   Deferred --
     Federal...........................................   6,796   5,951   2,711
     State.............................................   2,384   1,320     746
                                                        ------- ------- -------
       Total deferred provision........................   9,180   7,271   3,457
                                                        ------- ------- -------
   Provision for income taxes.......................... $17,737 $12,105 $17,995
                                                        ======= ======= =======

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires adjustment of deferred tax assets and liabilities to reflect the future tax consequences, at currently enacted rates, of items already reflected in the financial statements. A regulatory asset of $1,880,000 was established for the recovery of prepaid taxes established at the higher federal tax rates in effect prior to 1988. At December 31, 1994 the balance of the regulatory asset was $1,097,000. In its most recent rate request proceeding, the Company received permission to recover this amount over three years. A regulatory liability of $6,144,000 was established for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit will be passed on to customers over the lives of property giving rise to the investment credits, consistent with the 1986 Tax Reform Act. The balance at December 31, 1994 was $5,045,000. The regulatory liability for excess deferred taxes being returned to customers over a 30 year period pursuant to a 1988 rate order was similarly increased by $4,445,000 upon the adoption of SFAS 109. At December 31, 1994 the balance to be returned to customers was $8,296,000.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(3) INCOME TAXES (CONTINUED)

  The Revenue Reconciliation Act of 1993 increased the statutory Federal income tax rate from 34% to 35%, retroactive to January 1, 1993. The provision for income taxes in 1993 includes approximately $300,000 for the impact of the rate change on current earnings. The effect of the rate change on deferred tax requirements at January 1, 1993 is reflected in the regulatory asset and liability established at the adoption of SFAS 109.

  For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives permitted by the Internal Revenue Service. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax liabilities and deferred tax assets at December 31, 1994 and 1993, are as follows:

                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
     ASSETS:
       Unbilled revenues..................................... $ 30,978 $ 30,924
       Reserve for uncollectible receivables.................    6,127    5,302
       Regulatory liabilities................................    5,233    5,494
       Other.................................................    8,146    6,765
                                                              -------- --------
       Total deferred tax assets............................. $ 50,484 $ 48,485
                                                              -------- --------
     LIABILITIES:
       Accelerated depreciation.............................. $ 73,277 $ 69,558
       Deferred gas costs....................................   23,455   23,861
       Other.................................................   21,812   13,967
                                                              -------- --------
       Total deferred tax liabilities........................ $118,544 $107,386
                                                              -------- --------
       Total net deferred taxes.............................. $ 68,060 $ 58,901
                                                              ======== ========

  Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was approximately $724,000 in 1994, $689,000 in 1993 and $673,000 in 1992.

(4) COMMITMENTS

 Long-term Obligations

  The following table provides information on long-term obligations, less the current portion, as of December 31, 1994 and 1993, respectively.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
                                                              -------- --------
                                                               (IN THOUSANDS)
   7.95% - 9.00%, Sinking Fund Debentures, due 1997 - 2001... $ 60,000 $ 62,775
   8.33% - 9.75%, Medium-Term Notes Series A, due 2005 -
     2022....................................................  100,000  100,000
   6.93% - 8.50%, Medium-Term Notes, Series B, due 2006 -
     2024....................................................   50,000      --
   First mortgage bonds--8.375% Series, due 1996.............    2,400    2,880
   Capital lease obligations (Note 8)........................    4,280    5,690
                                                              -------- --------
                                                              $216,680 $171,345
                                                              ======== ========

  The First Mortgage Bonds are secured by a first mortgage lien on a portion of the Company's utility properties and franchises.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) COMMITMENTS (CONTINUED)

  On October 28, 1992, the Company filed a Shelf registration covering the issuance of up to $50,000,000 of additional Medium-Term Notes through December 31, 1994 for the financing of capital expenditures and the payment of related obligations. During 1994 the Company issued all $50,000,000 of Medium-Term Notes with a weighted average maturity of 21 years and a coupon rate of 7.20%. The Series B Notes include $12,000,000 maturing in 2006 with a put option at par in 1999 and an interest rate step up from 8.09% to 8.59% in 1999.

  The aggregate consolidated annual sinking fund requirements, less amounts acquired in advance, and current maturities of long-term debt for the next five years are as follows:

     YEAR                                                             AMOUNT
     ----                                                         --------------
                                                                  (IN THOUSANDS)
     1995........................................................     1,890
     1996........................................................     3,908
     1997........................................................     9,029
     1998........................................................     8,507
     1999........................................................     8,561

  The terms of the various indentures referred to above, as supplemented, provide that dividends may not be paid on common stock of the Company under certain conditions. At December 31, 1994, under the most restrictive of these provisions, there were no restrictions on retained earnings available for payment of dividends.

 Gas Inventory Financing

  Under the terms of the general rate order issued by the Department of Public Utilities (the Department) effective October 1, 1988, the Company funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Company maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. The Company had $53,578,000 and $59,297,000 of commercial paper outstanding at December 31, 1994 and 1993, respectively, for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a 364 day revolving credit which may be converted to a two-year term loan at the Company's option if the 364 day revolving credit is not renewed by the banks. The Company may select interest rate alternatives based on prime or Eurodollar rates and requires a facility fee of 1/10 of 1% on the commitment. No borrowings were outstanding under this agreement at December 31, 1994 and 1993.

 Notes Payable

  The Company maintains committed lines of credit totaling $40,000,000 which provide for interest based on prime or money market rates.

  These lines of credit are used to back commercial paper and for short-term borrowings. The Company pays facility fees of seven basis points related to these lines of credit. In addition, the Company has various uncommitted lines of credit which provide for interest at the federal funds, money market or prime rates. These uncommitted lines of credit are used for short-term borrowings. The Company had outstanding borrowings of $62,530,000 and $106,300,000 in commercial paper and bank loans not related to gas inventory financing at December 31, 1994 and 1993, respectively. The weighted average interest rate on these borrowings at December 31, was 5.9% in 1994 and 3.5% in 1993.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) COMMITMENTS (CONTINUED)

 Eastern Borrowing Arrangement

  During 1994, Eastern negotiated a credit agreement with a group of banks which provides for the borrowing by Eastern of up to $100,000,000 (of which the Company may borrow up to $75,000,000) at any time through December 31, 1999. The interest rate for such borrowings is the agent bank's prime rate, or at Eastern's option, various alternatives.

(5) PREFERRED STOCK

  In 1992, the Company sold 1,200,000 shares of variable-term cumulative preferred stock, which is non-voting and has a liquidation value of $25 per share. In 1993 the Company selected a Final Term of September 1, 2018 and fixed the dividend rate at 6.421%, payable quarterly. The Final Term requires 5% annual sinking fund payments beginning on September 1, 1999. The preferred stock can not be called prior to 2003.

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

  Net pension cost included the following components:

                                                      1994      1993     1992
                                                     -------  --------  -------
                                                          (IN THOUSANDS)
   Service cost-benefits earned during the year..... $ 2,637  $  2,331  $ 2,072
   Interest cost on projected benefit obligation....   7,556     7,304    6,735
   Actual return on plan assets.....................  (4,431)  (15,984)  (9,491)
   Net amortization and deferral....................  (3,281)    7,105    1,666
                                                     -------  --------  -------
   Net pension cost................................. $ 2,481  $    756  $   982
                                                     =======  ========  =======

  For the periods 1994, 1993 and 1992, the expected long-term rate of return on assets was 8.5%, the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and the rate of increase in future compensation levels was 5.0%.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(6) PENSION BENEFITS (CONTINUED)

  The following table sets forth the funded status of pension plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date as of October 1, 1994 and 1993.

                                                            1994       1993
                                                          ---------  ---------
                                                            (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
      benefits of $89,283 in 1994 and $83,759 in 1993...  $  98,248  $  92,226
                                                          =========  =========
     Projected benefit obligation for service rendered
      to date...........................................  $(109,974) $(103,154)
     Plan assets at fair value, primarily listed stocks,
      corporate bonds and U.S. bonds....................    115,080    114,711
                                                          ---------  ---------
     Plan assets in excess of projected benefit
      obligation........................................      5,106     11,557
     Unrecognized net obligation at January 1, 1986
      being recognized over 15 years....................      1,305      1,522
     Unrecognized net gain..............................    (12,377)   (18,164)
     Unrecognized prior service cost....................     14,048     15,096
                                                          ---------  ---------
     Net pension asset..................................  $   8,082  $  10,011
                                                          =========  =========

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  In addition to providing pension benefits, the Company, through participation in Eastern administered plans and welfare plans under collective bargaining agreements, provides certain health care and life insurance benefits for retired employees.

  Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," by immediately recognizing the cumulative effect of the accounting change. SFAS 106 requires that the expected cost of postretirement benefits other than pensions be charged to expense during the period that the employee renders service. As of the date of adoption, the cumulative effect of the accounting change ("transition obligation") was $89,120,000. With approval by the Department, the Company has deferred the cost of the transition obligation and the amount by which expense under SFAS 106 exceeds amounts currently included in rates. The 1993 rate order allows the Company to phase in incremental costs associated with SFAS 106 over a four-year period. Each year during the phase-in, the Company will file for an increase in rates to reflect an additional increment of SFAS 106 costs. The difference between the incremental annual amount requested in rates during the phase-in period and the full SFAS 106 costs will be deferred as a regulatory asset with carrying costs.

  Net postretirement benefit cost included the following components:

                                                      1994     1993     1992
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Service cost-benefits earned during the year..... $   731  $ 1,301  $ 1,096
   Interest cost on accumulated benefit obligation..   5,238    7,021    7,824
   Net amortization and deferral of actuarial gains
    and losses......................................  (2,617)  (1,235)     239
   Actual return on plan assets.....................    (755)    (282)    (173)
                                                     -------  -------  -------
   Postretirement benefit cost......................   2,597    6,805    8,986
   Amortization (deferral) of regulatory asset......   3,472   (2,275)  (4,876)
                                                     -------  -------  -------
   Net postretirement benefit cost.................. $ 6,069  $ 4,530  $ 4,110
                                                     =======  =======  =======

                       BOSTON GAS COMPANY AND SUBSIDIARY

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

  The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date as of October 1, 1994 and October 1, 1993.

                                                               1994      1993
                                                             --------  --------
                                                              (IN THOUSANDS)
   Retirees................................................  $(56,662) $(50,561)
   Other fully eligible participants.......................    (7,838)   (7,943)
   Other active participants...............................   (13,043)  (13,523)
                                                             --------  --------
                                                              (77,543)  (72,027)
   Plan assets at fair value...............................    11,611    10,856
                                                             --------  --------
   Accumulated postretirement benefits obligation in excess
    of plan assets.........................................   (65,932)  (61,171)
   Unrecognized actuarial gain.............................   (10,685)  (15,997)
   Unrecognized prior service costs........................   (13,597)  (14,787)
                                                             --------  --------
   Accrued postretirement benefits.........................  $(90,214) $(91,955)
                                                             ========  ========

  The Company established a 501(c) (9) Voluntary Employee Beneficiary Association ("VEBA") Trust in 1991 to begin funding its postretirement benefit obligation for collectively bargained employees. There were no contributions to the VEBA in 1994 or 1993. Plan assets are invested in equity securities, fixed-income investments and money market instruments.

  The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1994 and 1993. An 11% and 12% annual increase in the cost of covered health care benefits was assumed for 1994 and 1993, respectively. This rate of increase is assumed to drop gradually to 5% after 7 years. A 1% increase in the assumed health care cost trend would have increased the postretirement benefit cost by $529,000 in 1994 and $489,000 in 1993, and the accumulated postretirement benefit obligation by $6,302,000 in 1994 and $5,691,000 in 1993.

(8) LEASES

  The Company and its subsidiary lease certain facilities and equipment under long-term leases which expire on various dates through the year 2001. Total rentals charged to income under all lease agreements were approximately $6,040,000 in 1994, $7,663,000 in 1993 and $6,939,000 in 1992.

  The Company capitalizes its financing leases which include liquefied natural gas facilities and an operations center. A summary of property held under capital leases as of December 31, 1994 and 1993 is as follows:

                                                                 1994    1993
                                                                ------- -------
                                                                (IN THOUSANDS)
     LNG facilities............................................ $15,600 $15,600
     Buildings.................................................   6,000   6,000
                                                                ------- -------
                                                                 21,600  21,600
     Less-Accumulated depreciation.............................  15,910  14,592
                                                                ------- -------
                                                                $ 5,690 $ 7,008
                                                                ======= =======

  Under the terms of SFAS No. 71, the timing of expense recognition on capitalized leases should conform with regulatory rate treatment. The Company has included the rental payments on its financing leases in its

                       BOSTON GAS COMPANY AND SUBSIDIARY

(8) LEASES (CONTINUED)

cost of service for rate purposes. Therefore, the total depreciation and interest expense that was recorded on the leases was equal to the rental payments included in other operating and maintenance expense in the accompanying consolidated statements of earnings.

  The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancellable leases, including the financing leases, at December 31, 1994 is as follows:

                                                              CAPITAL OPERATING
     YEAR                                                     LEASES   LEASES
     ----                                                     ------- ---------
                                                               (IN THOUSANDS)
     1995....................................................  1,853     4,901
     1996....................................................  1,854     4,186
     1997....................................................  1,269     2,355
     1998....................................................    684     1,060
     1999....................................................    684       700
     Later Years.............................................    746       376
                                                              ------   -------
     Total minimum lease payments............................ $7,090   $13,578
                                                                       =======
     Less-Amount representing interest and executory costs...  1,400
                                                              ------
     Present value of minimum lease payments on capital
      leases................................................. $5,690
                                                              ======

(9) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

 Cash

  The carrying amounts approximate fair value.

 Short-term Debt

  The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

 Long-term Debt

  The fair value of long-term debt is estimated based on currently quoted market prices for similar types of borrowing arrangements.

 Preferred Stock

  The fair value of the preferred stock for 1994 and 1993 is based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                                   1994              1993
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                              (IN THOUSANDS)     (IN THOUSANDS)
   Cash..................................... $  3,831 $  3,831 $  1,160 $  1,160
   Short-term debt.......................... $116,108 $116,108 $165,597 $165,597
   Long-term debt........................... $218,570 $214,584 $173,510 $195,854
   Preferred stock.......................... $ 29,229 $ 26,250 $ 29,197 $ 30,600

                       BOSTON GAS COMPANY AND SUBSIDIARY

(10) SUPPLEMENTARY INFORMATION

  The Company paid Eastern $3,669,000 in 1994, $3,096,000 in 1993 and
$2,707,000 in 1992 for various legal, tax and corporate services rendered.

(11) ENVIRONMENTAL ISSUES

  The Company is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company currently owns fifteen former MGP sites. Massachusetts Electric Company
(MEC), a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in The John S. Boyd, Inc., et al. v. Boston Gas Company, et al, which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a recent settlement agreement between MEC and the Company (the "Settlement Agreement"), MEC also assumed responsibility for remediating another ten of the sites owned by the Company, subject to limited contribution by the Company. The Company will work with the Massachusetts Department of Environmental Protection (the "DEP") to determine the extent of remediation which may be required at the four remaining owned sites not covered by the Settlement Agreement or Boyd. The Company expects to spend approximately $1 million in 1995 for assessment and contribution costs associated with the Company's and MEC's site investigations. Since the DEP has not yet approved a remediation plan for any of these sites, the Company does not possess at this time sufficient information to reasonably determine the ultimate cost of remediation, but believes that it is not probable that such costs will materially affect the Company's financial condition or results of operations, particularly given the Company's limited potential responsibility as a result of the Settlement Agreement. Company experience to date indicates that assessment and remediation costs of approximately $15 million could be paid by the Company with respect to these ten sites covered by the Settlement Agreement and the four other currently owned sites.

  The Company is aware of 25 other former MGP sites within the Company's service territory which the Company does not currently own. MEC has provided full indemnification of Boston Gas with respect to eight of these sites in the Settlement Agreement. At this time, there is substantial uncertainty as to whether the Company is responsible for remediating any of the other sites either because the Company does not have successor liability for contamination of these sites by earlier operators or site conditions do not require remediation by the Company. The DEP has not issued a Notice of Responsibility to the Company for any of these sites.

  By a rate order issued on May 25, 1990, the Department approved the recovery through the cost of gas adjustment clause of all environmental response costs associated with former MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. The rate order also provides for no further investigation of the prudency of any Massachusetts gas utility's past MGP operations.

(12) PIPELINE TRANSITION COSTS

  Pursuant to Federal Energy Regulatory Commission (FERC) Order No. 636, pipelines are currently recovering prudently incurred transition costs, including (1) gas supply realignment costs or the costs of renegotiating existing gas supply contracts with producers; (2) unrecovered purchased gas adjustment costs or uncovered gas costs at the time the pipelines ceased the merchant function; (3) stranded costs or the unrecovered costs of assets that cannot be assigned to customers of unbundled services; and (4) new facilities costs or the costs of new facilities required to physically implement the order.

  The Company's estimate of its obligation for transition costs is $41.6 million at December 31, 1994 and it has recorded this amount less actual billings of $30.0 million as a liability in the accompanying consolidated

                       BOSTON GAS COMPANY AND SUBSIDIARY

(12) PIPELINE TRANSITION COSTS (CONTINUED)

balance sheet. As pipelines continue to file for recovery of transition costs, the Company's obligation may increase.

  The Company's obligations to Texas Eastern and Algonquin for transition costs is $14.6 million, based on a Texas Eastern settlement agreement and filings made by Texas Eastern and Algonquin at FERC. Payments to Texas Eastern and Algonquin began in July 1993. The Company's obligation to Tennessee for transition costs is $26.2 million, based on filings by Tennessee at FERC. Payments to Tennessee for such costs commenced in October, 1993. Obligations to other pipeline companies are approximately $.8 million.

  The Department allowed recovery of the Company's transition costs liability over a five-year period commencing in May 1994. In June 1994, the Department opened a generic investigation to set standards for recovery of Order 636 costs. The parties involved have proposed to recover costs from both sales and transportation customers on a current basis, with the ability to amortize costs depending upon customer bill impact. An order is expected in 1995. Accordingly, at December 31, 1994 the Company has recorded a regulatory asset of $34.4 million and deferred gas costs of $6.5 million which, taken together plus recoveries to date, is equivalent to the Company's total estimated obligation for transition costs.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

  We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 27, 1995

                       BOSTON GAS COMPANY AND SUBSIDIARY

                         INTERIM FINANCIAL INFORMATION
             FOR THE TWO YEARS ENDED DECEMBER 31, 1994 (UNAUDITED)

  The following table summarizes the Company's reported quarterly information for the years ended December 31, 1994 and 1993:

                                                   THREE MONTHS ENDED
                                           -------------------------------------
                                           MARCH 31 JUNE 30   SEPT. 30  DEC. 31
                                           -------- --------  --------  --------
                                                     (IN THOUSANDS)
1994
Operating revenues........................ $314,302 $122,807  $72,114   $150,935
Operating margin..........................  120,886   56,109   34,703     65,575
Operating earnings (loss).................   34,204    5,117   (2,830)    11,563
Net earnings (loss) applicable to common
 stock....................................   28,805     (132)  (9,133)     5,682
1993
Operating revenues........................ $258,226 $128,567  $66,606   $160,895
Operating margin..........................   95,282   49,209   29,047     65,653
Operating earnings (loss).................   27,357    4,446   (5,521)    10,675
Net earnings (loss) applicable to common
 stock....................................   22,372     (182)  (9,891)     5,726

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------    NET
                           BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                         DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                  1993     TO INCOME ACCOUNTS  RESERVES      1994
- -----------              ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 13,518    $15,830   $  --    $13,727     $ 15,621
                           ========    =======   ======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 61,561    $ 4,923   $   93   $   --      $ 66,577
                           --------    -------   ------   -------     --------
 Deferred investment tax
  credits...............   $  9,427    $   --    $  --    $   723     $  8,704
                           --------    -------   ------   -------     --------
 Postretirement benefit
  cost..................   $ 91,955    $   --    $2,597   $ 4,338     $ 90,214
                           --------    -------   ------   -------     --------
 Other reserves and de-
  ferred credits--
   Reserve for self-in-
    surance.............      2,270      1,429      --      1,441        2,258
   FAS 109 Regulatory
    Liability...........      5,512        --       --        467        5,045
   Deferred net normal-
    ization surplus.....      8,494        --       --        198        8,296
   Other................      5,848      8,634   (3,658)    4,756        6,068
                           --------    -------   ------   -------     --------
    Total other reserves
     and deferred
     credits............     22,124     10,063   (3,658)    6,862       21,667
                           --------    -------   ------   -------     --------
    Total reserves not
     deducted from
     assets.............   $185,067    $14,986   $ (968)  $11,923     $187,162
                           ========    =======   ======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------    NET
                           BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                         DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                  1992     TO INCOME ACCOUNTS  RESERVES      1993
- -----------              ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 11,408    $13,127  $   --    $11,017     $ 13,518
                           ========    =======  =======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 52,724    $ 7,532  $ 3,057   $ 1,752     $ 61,561
                           --------    -------  -------   -------     --------
 Deferred investment tax
  credits...............   $ 10,116    $    --  $   --    $   689     $  9,427
                           --------    -------  -------   -------     --------
 Postretirement benefit
  cost..................   $ 89,587    $    --  $ 6,805   $ 4,437     $ 91,955
                           --------    -------  -------   -------     --------
 Other reserves and
  deferred credits--
   Reserve for self-
    insurance...........      2,354      1,124      --      1,208        2,270
   FAS 109 Regulatory
    Liability...........      6,144       (440)     --        192        5,512
   Deferred net
    normalization
    surplus.............     11,340       (422)     --      2,424        8,494
   Other................      5,857      4,530    4,443     8,982        5,848
                           --------    -------  -------   -------     --------
    Total other reserves
     and deferred
     credits............     25,695      4,792    4,443    12,806       22,124
                           --------    -------  -------   -------     --------
    Total reserves not
     deducted from
     assets.............   $178,122    $12,324  $14,305   $19,684     $185,067
                           ========    =======  =======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------    NET
                           BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                         DECEMBER 31,           TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                  1991      CHARGED  ACCOUNTS  RESERVES      1992
- -----------              ------------ TO INCOME -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 10,020    $12,444  $   --    $11,056     $ 11,408
                           ========    =======  =======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 55,721    $(2,997) $   --    $   --      $ 52,724
                           --------    -------  -------   -------     --------
 Deferred investment tax
  credits...............   $ 10,789    $   --   $   --    $   673     $ 10,116
                           --------    -------  -------   -------     --------
 Postretirement benefit
  cost..................   $ 89,711    $   --   $ 8,986   $ 9,110     $ 89,587
                           --------    -------  -------   -------     --------
 Other reserves and
  deferred credits--
   Reserve for self-
    insurance...........      3,199      1,732      --      2,577        2,354
   FAS 109 Regulatory
    Liability...........        --         --     6,144       --         6,144
   Deferred net
    normalization
    surplus.............      7,164        --     4,445       269       11,340
   Other................      5,581      9,355      --      9,079        5,857
                           --------    -------  -------   -------     --------
    Total other reserves
     and deferred
     credits............     15,944     11,087   10,589    11,925       25,695
                           --------    -------  -------   -------     --------
    Total reserves not
     deducted from
     assets.............   $172,165    $ 8,090  $19,575   $21,708     $178,122
                           ========    =======  =======   =======     ========