Form 10-Q
period 1995-03-31
BOSTON GAS CO
filed 1995-05-02
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         March 31, 1995
                                          -------------------------------

                                      OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _____________

                        Commission File Number 2-23416
                                               -------

                              BOSTON GAS COMPANY
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                           04-1103580
 ------------------------------                             --------------------
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


ITEM 1.  FINANCIAL STATEMENTS
- - - - -----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

Consolidated Statements of Earnings
- - - - -----------------------------------

                                               (In Thousands)

                                             Three Months Ended
                                             ------------------

                                           March 31,     March 31,
                                             1995          1994
                                           --------      --------
OPERATING REVENUES                         $294,241      $314,302
 Cost of gas sold                           182,331       193,416
                                           --------      --------
 Operating Margin                           111,910       120,886

OPERATING EXPENSES:
 Other operating expenses                    45,202        44,779
 Maintenance                                  6,702         9,146
 Depreciation and amortization               15,448        13,839
 Income taxes                                15,252        18,918
                                           --------      --------
 Total Operating Expenses                    82,604        86,682
                                           --------      --------
OPERATING EARNINGS                           29,306        34,204

OTHER EARNINGS, NET                              39            40
                                           --------      --------

EARNINGS BEFORE INTEREST EXPENSE             29,345        34,244

INTEREST EXPENSE:
 Long-term debt                               4,607         4,189
 Other, including amortization
   of debt expense                            1,104           916
 Less - Interest during construction            (45)         (148)
                                           --------      --------
 Total Interest Expense                       5,666         4,957
                                           --------      --------

NET EARNINGS                                 23,679        29,287

Preferred Stock Dividends                       482           482
                                           --------      --------

NET EARNINGS APPLICABLE TO COMMON STOCK    $ 23,197      $ 28,805
                                           ========      ========

COMMON STOCK DIVIDENDS                     $  9,358      $ 12,032
                                           --------      --------


The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 3


Boston Gas Company and Subsidiary
- - - - ---------------------------------

Consolidated Balance Sheets
- - - - ---------------------------

                                                        (In Thousands)

                                           March 31,      March 31,     December 31,
                                             1995           1994           1994
                                          -----------    -----------   --------------
ASSETS

GAS PLANT, at cost                         $706,932       $649,903       $704,861
Construction work-in-progress                10,496         13,320          2,070
  Less-Accumulated depreciation             237,277        208,364        222,460
                                           --------       --------       --------
       Total Net Plant                      480,151        454,859        484,471
                                           --------       --------       --------

CURRENT ASSETS:

  Cash and cash equivalents                   6,629          4,398          3,831
  Accounts receivable, less reserves
    of $17,165 and $14,850 at
    March 31, 1995 and 1994,
    respectively, and $15,621 at
    December 31, 1994                       124,978        160,895         71,408
  Deferred gas costs                         17,272         24,421         66,865
  Natural gas and other inventories          26,824         24,421         46,844
  Materials and supplies                      4,981          5,395          5,063
  Prepaid expenses                            3,744          3,412          3,399
  Income taxes                                    -              -          1,407
                                           --------       --------       --------
       Total Current Assets                 184,428        222,942        198,817
                                           --------       --------       --------

OTHER ASSETS:

  Deferred postretirement benefits cost      96,605        100,461         97,589
  Deferred charges and other assets          25,643         48,774         52,759
                                           --------       --------       --------
       Total Other Assets                   122,248        149,235        150,348
                                           --------       --------       --------

       TOTAL ASSETS                        $786,827       $827,036       $833,636
                                           ========       ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 4


Boston Gas Company and Subsidiary
- - - - ---------------------------------

Consolidated Balance Sheets
- - - - ---------------------------

                                                                     (In Thousands)

                                                        March 31,      March 31,     December 31,
                                                          1995           1994           1994
                                                       -----------    -----------   --------------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding           $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                         43,233         43,233         43,233
   Retained earnings                                     121,938        112,453        108,098
                                                        --------       --------       --------
     Total Common Stockholder's Investment               216,589        207,104        202,749


   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                       29,237         29,205         29,229

 Long-term obligations, less current portion             216,041        206,745        216,680
                                                        --------       --------       --------
     Total Capitalization                                461,867        443,054        448,658

 Gas Inventory Financing                                  33,583         32,079         53,578
                                                        --------       --------       --------

     Total Capitalization and Gas Inventory
         Financing                                       495,450        475,133        502,236
                                                        --------       --------       --------


CURRENT LIABILITIES:
  Current portion of long-term obligations                 1,928          2,201          1,890
  Notes payable                                            9,000         60,500         62,530
  Accounts payable                                        40,894         49,968         42,653
  Accrued taxes                                            4,815          4,069            510
  Accrued income taxes                                    15,011         14,999              -
  Accrued interest                                         7,944          6,853          3,524
  Customer deposits                                        2,825          2,613          2,852
  Refunds due customers                                   18,122          2,397         18,719
  Pipeline transition costs                                6,060         26,079         11,560
                                                        --------       --------       --------
     Total Current Liabilities                           106,599        169,679        144,238
                                                        --------       --------       --------


OTHER LIABILITIES:
  Deferred income taxes                                   66,661         60,959         66,577
  Unamortized investment tax credits                       8,470          9,246          8,704
  Postretirement benefits obligation                      90,041         91,582         90,214
  Other                                                   19,606         20,437         21,667
                                                        --------       --------       --------
    Total Other Liabilities                              184,778        182,224        187,162
                                                        --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT          $786,827       $827,036       $833,636
                                                        ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 5


Boston Gas Company and Subsidiary
- - - - ---------------------------------
Consolidated Statements of Cash Flows
- - - - -------------------------------------

                                                             (In Thousands)
                                                           Three Months Ended
                                                          --------------------
                                                         March 31,     March 31,
                                                           1995          1994
                                                        ----------    ----------
 Cash flows from operating activities:

      Net earnings                                       $ 23,679      $ 29,287
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                      15,448        13,839
        Deferred taxes                                         84          (602)
        Other changes in assets and liabilities:
          Accounts receivable                             (53,570)      (71,799)
          Inventory                                        20,102        28,355
          Deferred gas costs                               49,593        41,381
          Deferred postretirement benefits                    811             -
          Accounts payable                                 (1,759)       (2,805)
          Accrued interest                                  4,420         3,849
          Federal and state income taxes                   16,418        21,045
          Refunds due customers                              (597)       (5,632)
          Other                                            23,488         2,823
                                                         --------      --------
 Net cash provided by operating activities                 98,117        59,741
                                                         --------      --------

 Cash flows from investing activities:
     Capital expenditures                                 (10,964)       (6,015)
     Net cost of removal                                     (998)         (965)
                                                         --------      --------
 Net cash used for investing activities                   (11,962)       (6,980)
                                                         --------      --------

 Cash flows from financing activities:
     Changes in notes payable, net                        (53,530)      (45,800)
     Changes in inventory financing                       (19,995)      (27,218)
     Proceeds from issuance of long-term debt                   -        36,000
     Proceeds from issuance of preferred stock                  8             8
     Cash dividends paid on common and preferred stock     (9,840)      (12,513)
                                                         --------      --------
 Net cash used for financing activities                   (83,357)      (49,523)
                                                         --------      --------

 Increase in cash and cash equivalents                      2,798         3,238

 Cash and cash equivalents at beginning of period           3,831         1,160
                                                         --------      --------

 Cash and cash equivalents at end of period              $  6,629      $  4,398
                                                         ========      ========

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
       Interest, net of amounts capitalized              $    802      $  1,256
       Income taxes                                      $ (1,163)     $ (1,471)


The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1995
                                 --------------




1.  ACCOUNTING POLICIES AND OTHER INFORMATION
    -----------------------------------------

       General
       -------

       It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1994 filed on Form 10-K, are adequate to make the information presented not misleading.


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


2.  GAS INVENTORY FINANCING
    -----------------------

       The Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At March 31, 1995 and 1994, the Registrant had $33,583,000 and $32,079,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                       Page 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - -------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ----------------------


         RESULTS OF OPERATIONS

         Net earnings applicable to common stock for the first quarter of 1995 were $23.2 million, a decrease of $5.6 million or 19% from the same period in 1994. The decrease was primarily the result of weather, which was 15% warmer as compared to the first three months of 1994. The warmer weather reduced earnings by about $6.3 million after taking into consideration the lower operating costs related to the warmer weather and ongoing cost containment initiatives. Also contributing to lower earnings were increased charges for depreciation, bad debts and property taxes ($2.5 million). Somewhat offsetting the preceding were sales to new firm customers and the recognition of lost margins associated with conservation programs.



         LIQUIDITY AND CAPITAL RESOURCES

         Notes payable at March 31, 1995 were $9.0 million, a decrease of $53.5 million from December 31, 1994. The majority of the decrease in notes payable reflects a reduction in working capital requirements due to the seasonal nature of the gas distribution business.

         Cash from operations during the first quarter of 1995 was sufficient to cover dividends to shareholders, capital expenditures and normal debt repayments including the above mentioned notes payable.

         Capital expenditures for the year are expected to be in line with the original projection of $58.4 million.

         The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1995 capital expenditures, working capital requirements, normal debt repayments and dividends to shareholders.

                                                                       FORM 10-Q
                                                                       Page 8


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
- - - - --------------------------

Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.

ITEM 2.  CHANGES IN SECURITIES
- - - - ------------------------------

At March 31, 1995, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for payment of dividends.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - - ------------------------------------------------------------

  (a) The annual meeting of stockholders of the Registrant was held on April 24, 1995.

  (b) On April 24, 1995, 514,184 shares of Registrant's common stock, being all its capital stock outstanding, voted in favor of electing the following Directors to serve until the next annual meeting of the stockholders and until their successors are elected and qualified:

               J. F. Bodanza
               R. R. Clayton
               A. J. DiGiovanni
               W. J. Flaherty
               J. A. Ives
               C. R. Messer


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - -----------------------------------------

  (a)  List of Exhibits

          27 - Financial Data Schedule.

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



Dated:    May 2, 1995
      -------------------