Form 10-Q
period 1995-06-30
BOSTON GAS CO
filed 1995-07-31
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1995
                                           ---------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                         Commission File Number 2-23416
                                                -------

                              BOSTON GAS COMPANY
           ---------------------------------------------------------
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


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

Consolidated Statements of Earnings
- -----------------------------------

                                                             (In Thousands)

                                       For The Three Months Ended        For The Six Months Ended
                                       --------------------------        ------------------------
                                        June 30,          June 30,         June 30,      June 30,
                                          1995              1994             1995          1994
                                        -------           -------          --------      --------
OPERATING REVENUES                      $129,616          $122,807         $423,857      $437,108
 Cost of gas sold                         70,844            66,698          253,175       260,114
                                        --------          --------         --------      --------
 Operating Margin                         58,772            56,109          170,682       176,994

OPERATING EXPENSES:
 Other operating expenses                 37,057            36,958           82,259        81,737
 Maintenance                               5,063             5,671           11,765        14,817
 Depreciation and amortization             8,405             8,128           23,853        21,966
 Income taxes                              1,359               235           16,611        19,153
                                        --------          --------         --------      --------
 Total Operating Expenses                 51,884            50,992          134,488       137,673
                                        --------          --------         --------      --------
OPERATING EARNINGS                         6,888             5,117           36,194        39,321

OTHER EARNINGS, NET                          257                32              296            72
                                        --------          --------         --------      --------

EARNINGS BEFORE INTEREST EXPENSE           7,145             5,149           36,490        39,393

INTEREST EXPENSE:
 Long-term debt                            4,526             4,313            9,133         8,502
 Other, including amortization
   of debt expense                           518               630            1,622         1,546
 Less - Interest during construction         (58)             (143)            (103)         (291)
                                        --------          --------         --------      --------
 Total Interest Expense                    4,986             4,800           10,652         9,757
                                        --------          --------         --------      --------

NET EARNINGS                               2,159               349           25,838        29,636

Preferred Stock Dividends                    481               481              963           963
                                        --------          --------         --------      --------
NET EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK                           $  1,678          $   (132)        $ 24,875      $ 28,673
                                        --------          --------         ========      ========

COMMON STOCK DIVIDENDS                  $   -             $   -            $  9,358      $ 12,032
                                        --------          --------         --------      --------




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3

Boston Gas Company and Subsidiary
- ---------------------------------

Consolidated Balance Sheets
- ---------------------------



                                                        (In Thousands)

                                            June 30,        June 30,      December 31,
                                             1995            1994            1994
                                          ----------      ----------      -----------
ASSETS

GAS PLANT, at cost                         $707,358        $653,489        $704,861
Construction work-in-progress                20,060          21,710           2,070
  Less-Accumulated depreciation             243,565         214,615         222,460
                                           --------        --------        --------
       Total Net Plant                     $483,853         460,584         484,471
                                           --------        --------        --------
CURRENT ASSETS:

  Cash and cash equivalents                  16,722           2,302           3,831
  Accounts receivable, less reserves
    of $17,242 and $16,575 at
    June 30, 1995 and 1994,
    respectively, and $15,621 at
    December 31, 1994                        67,167          92,371          71,408
  Deferred gas costs                         27,000          44,214          66,865
  Natural gas and other inventories          32,795          38,233          46,844
  Materials and supplies                      5,400           5,587           5,063
  Prepaid expenses                            4,748           4,626           3,399
  Income taxes                                    -               -           1,407
                                           --------        --------        --------
       Total Current Assets                 153,832         187,333         198,817
                                           --------        --------        --------
OTHER ASSETS:

  Deferred postretirement benefits cost      95,484          99,607          97,589
  Deferred charges and other assets          27,302          23,921          52,759
                                           --------        --------        --------
       Total Other Assets                   122,786         123,528         150,348
                                           --------        --------        --------
TOTAL ASSETS                               $760,471        $771,445        $833,636
                                           ========        ========        ========




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

Boston Gas Company and Subsidiary
- ---------------------------------

Consolidated Balance Sheets
- ---------------------------

                                                                  (In Thousands)

                                                      June 30,       June 30,       December 31,
                                                       1995            1994             1994
                                                    ----------      ----------      ------------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding        $ 51,418        $ 51,418          $ 51,418
   Amounts in excess of par value                      43,233          43,233            43,233
   Retained earnings                                  123,615         112,321           108,098
                                                     --------        --------          --------
     Total Common Stockholder's Investment            218,266         206,972           202,749


   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                    29,245          29,213            29,229

 Long-term obligations, less current portion          215,939         206,652           216,680
                                                     --------        --------          --------
     Total Capitalization                             463,450         442,837           448,658

GAS INVENTORY FINANCING                                31,978          36,692            53,578
                                                     --------        --------          --------
     Total Capitalization and Gas Inventory
         Financing                                    495,428         479,529           502,236
                                                     --------        --------          --------


CURRENT LIABILITIES:
  Current portion of long-term obligations              1,938           2,210             1,890
  Notes payable                                           -            31,800            62,530
  Accounts payable                                     36,422          44,721            42,653
  Accrued taxes                                         3,219           2,451               510
  Accrued income taxes                                  6,907           7,295               -
  Accrued interest                                      3,748           3,582             3,524
  Customer deposits                                     2,787           2,677             2,852
  Refunds due customers                                15,677          14,896            18,719
  Pipeline transition costs                             8,383           2,190            11,560
                                                     --------        --------          --------
     Total Current Liabilities                         79,081         111,822           144,238
                                                     --------        --------          --------


OTHER LIABILITIES:
  Deferred income taxes                                66,800          60,501            66,577
  Unamortized investment tax credits                    8,235           9,065             8,704
  Postretirement benefits obligation                   89,732          91,077            90,214
  Other                                                21,195          19,451            21,667
                                                     --------        --------          --------
    Total Other Liabilities                           185,962         180,094           187,162
                                                     --------        --------          --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT       $760,471        $771,445          $833,636
                                                     ========        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5

Boston Gas Company and Subsidiary
- ---------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------
                                                         (In Thousands)
                                                   For The Six Months Ended
                                                   -------------------------
                                                      June 30,   June 30,
                                                        1995       1994
                                                      --------   --------
Cash flows from operating activities:

  Net earnings                                        $ 25,838   $ 29,636
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                       23,853     21,966
    Deferred taxes                                         223     (1,060)
    Other changes in assets and liabilities:
     Accounts receivable                                 4,241     (3,275)
     Inventory                                          13,712     14,351
     Deferred gas costs                                 39,865     21,588
     Accounts payable                                   (6,231)    (8,052)
     Accrued interest                                      224        578
     Federal and state income taxes                      8,314     13,341
     Refunds due customers                              (3,042)     6,867
     Other                                              24,726        419
                                                      --------   --------
Net cash provided by operating activities              131,723     96,359
                                                      --------   --------
Cash flows from investing activities:
 Capital expenditures                                  (21,884)   (18,511)
 Net cost of removal                                    (2,513)    (2,622)
                                                      --------   --------
Net cash used for investing activities                 (24,397)   (21,133)
                                                      --------   --------
Cash flows from financing activities:
 Changes in short-term debt, net                       (62,530)   (74,500)
 Changes in inventory financing                        (21,600)   (22,605)
 Proceeds from issuance of long-term debt                 -        36,000
 Changes in preferred stock                                 16         16
 Cash dividends paid on common and preferred stock     (10,321)   (12,995)
                                                      --------   --------
Net cash used for financing activities                 (94,435)   (74,084)
                                                      --------   --------

Increase in cash and cash equivalents                   12,891      1,142

Cash and cash equivalents at beginning of period         3,831      1,160
                                                      --------   --------

Cash and cash equivalents at end of period            $ 16,722   $  2,302
                                                      ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest, net of amounts capitalized               $  9,934   $  9,532
   Income taxes                                       $  8,234   $  6,979




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

                                 JUNE 30, 1995
                                 -------------




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

                                 JUNE 30, 1995
                                 -------------



2. GAS INVENTORY FINANCING
   -----------------------

   Under the terms of the general rate order issued by the Massachusetts Department of Public Utilities (the "Department") effective October 1, 1988, the Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At June 30, 1995 and 1994, the Registrant had $31,978,000 and $36,692,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                            FORM 10-Q
                                                            Page 8


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------ -----------------------------------------------------------------------
       OF OPERATIONS:
       --------------


       RESULTS OF OPERATIONS

       Net earnings applicable to common stock for the second quarter of 1995 were $1.7 million compared to a slight loss for the comparable period in 1994. This improvement reflects the benefits of 19% colder weather, increased sales to new firm customers and the reimbursement of previously incurred environmental expenses. Partially offsetting was reduced customer demand and an early retirement program ($.7 million) associated with a corporate reengineering project focused on improving customer service and lowering operating costs over the longer term. The Registrant recently announced an involuntary severance program as part of its reengineering effort.

       Net earnings applicable to common stock for the first six months of 1995 were $24.9 million, a decrease of $3.8 million from the same period in 1994. This decrease was principally the result of warmer winter temperatures ($5.0 million) and lower demand by heating customers. Also contributing to lower earnings were increased charges for depreciation and property taxes. Somewhat offsetting were sales to new firm customers, the recognition of lost margins associated with conservation programs and lower costs ($3.5 million) related to warmer winter temperatures and ongoing cost control and productivity initiatives.


       LIQUIDITY AND CAPITAL RESOURCES

       The Registrant filed a $100,000,000 shelf registration (Series C) with the Securities and Exchange Commission on June 13, 1995. The proceeds of this financing will be used to finance capital expenditures and to refinance currently outstanding indebtedness.

       Capital expenditures for the year are expected to be in line with the original projection of $58.4 million.

       The Registrant believes that projected cash flows from operations, in combination with currently available resources, is sufficient to meet 1995 capital expenditures, working capital requirements, normal debt repayments and dividends to shareholders.

                                                            FORM 10-Q
                                                            Page 9


                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.


ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

At June 30, 1995, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

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



                                               Boston Gas Company
                             ---------------------------------------------------
                                                 (Registrant)


                             /s/                  J. F. Bodanza
                             ---------------------------------------------------
                             J. F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:   July 31, 1995
      --------------------