Form 10-Q
period 1995-09-30
BOSTON GAS CO
filed 1995-11-07
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             September 30, 1995
                                        --------------------------------------

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

                                 617-742-8400
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

Consolidated Statements of Earnings
-----------------------------------

                                                    (In Thousands)

                                    For The Three Months Ended  For The Nine Months Ended
                                    --------------------------  -------------------------
                                       Sept. 30,   Sept. 30,      Sept. 30,    Sept. 30,
                                         1995        1994           1995         1994
                                        ------      ------         ------       ------

OPERATING REVENUES                     $56,957     $72,114       $480,814     $509,222
 Cost of gas sold                       23,100      37,411        276,275      297,525
                                       -------     -------       --------     --------
 Operating Margin                       33,857      34,703        204,539      211,697

OPERATING EXPENSES:
 Other operating expenses               34,945      33,736        117,204      115,473
 Maintenance                             4,715       4,410         16,480       19,227
 Depreciation and amortization           4,997       4,962         28,850       26,928
 Income taxes                           (6,068)     (5,575)        10,543       13,578
                                       -------     -------       --------     --------
 Total Operating Expenses               38,589      37,533        173,077      175,206
                                       -------     -------       --------     --------
OPERATING EARNINGS (LOSS)               (4,732)     (2,830)        31,462       36,491

OTHER EARNINGS, NET                        227          41            523          113
                                       -------     -------       --------     --------

EARNINGS (LOSS) BEFORE INTEREST
 EXPENSE                                (4,505)     (2,789)        31,985       36,604

INTEREST EXPENSE:
 Long-term debt                          4,506       4,248         13,639       12,750
 Other, including amortization
   of debt expense                         473       1,875          2,095        3,421
 Less - Interest during
  construction                            (133)       (261)          (236)        (552)
                                       -------     -------       --------     --------
 Total Interest Expense                  4,846       5,862         15,498       15,619
                                       -------     -------       --------     --------

NET EARNINGS (LOSS)                     (9,351)     (8,651)        16,487       20,985

Preferred Stock Dividends                  482         482          1,445        1,445
                                       -------     -------       --------     --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                           $(9,833)    $(9,133)      $ 15,042     $ 19,540
                                       -------     -------       --------     --------

COMMON STOCK DIVIDENDS                 $     -     $     -       $  9,358     $ 12,032
                                       =======     =======       ========     ========





The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 3



Boston Gas Company and Subsidiary
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                  (In Thousands)

                                          Sept. 30,  Sept. 30, Dec. 31,
                                            1995       1994      1994
                                           ------     ------    ------

ASSETS

GAS PLANT, at cost                         $708,380  $653,102  $704,861
Construction work-in-progress                35,201    38,332     2,070
  Less-Accumulated depreciation             247,295   215,993   222,460
                                           --------  --------  --------
       Total Net Plant                      496,286   475,441   484,471
                                           --------  --------  --------


CURRENT ASSETS:

  Cash                                        1,142       666     3,831
  Accounts receivable, less reserves
    of $16,242 and $16,472 at
    September 30, 1995 and 1994,
    respectively, and $15,621 at
    December 31, 1994                        25,599    48,141    71,408
  Deferred gas costs                         64,632    82,417    66,865
  Natural gas and other inventories          44,443    47,868    46,844
  Materials and supplies                      5,449     5,481     5,063
  Prepaid expenses                            4,430     4,920     3,399
  Income taxes                                2,554     6,450     1,407
                                           --------  --------  --------
       Total Current Assets                 148,249   195,943   198,817
                                           --------  --------  --------


OTHER ASSETS:

  Deferred Postretirement benefits cost      94,340    98,513    97,589
  Deferred charges and other assets          26,648    20,125    52,759
                                           --------  --------  --------
       Total Other Assets                   120,988   118,638   150,348
                                           --------  --------  --------

TOTAL ASSETS                               $765,523  $790,022  $833,636
                                           ========  ========  ========




The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 4

Boston Gas Company and Subsidiary
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                                 Sept. 30,  Sept. 30, Dec. 31,
                                                   1995       1994      1994
                                                  ------     ------    ------

LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding     $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                   43,233    43,233    43,233
   Retained earnings                               113,783   103,188   108,098
                                                  --------  --------  --------
     Total Common Stockholder's Investment         208,434   197,839   202,749


   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                 29,254    29,221    29,229

 Long-term obligations, less current portion       212,879   202,778   216,680
                                                  --------  --------  --------
     Total Capitalization                          450,567   429,838   448,658

 Gas Inventory Financing                            43,982    49,883    53,578
                                                  --------  --------  --------

     Total Capitalization and Gas Inventory
         Financing                                 494,549   479,721   502,236
                                                  --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations           1,498     1,880     1,890
  Notes payable                                      4,100    63,700    62,530
  Accounts payable                                  39,708    34,975    42,653
  Accrued taxes                                      1,599       644       510
  Accrued interest                                   8,167     7,590     3,524
  Customer deposits                                  2,717     2,726     2,852
  Refunds due customers                             15,864    15,096    18,719
  Pipeline transition costs                          8,536         -    11,560
                                                  --------  --------  --------
     Total Current Liabilities                      82,189   126,611   144,238
                                                  --------  --------  --------


OTHER LIABILITIES:
  Deferred income taxes                             66,926    61,626    66,577
  Unamortized investment tax credits                 8,001     8,884     8,704
  Postretirement benefits obligation                89,443    90,555    90,214
  Other                                             24,415    22,625    21,667
                                                  --------  --------  --------
    Total Other Liabilities                        188,785   183,690   187,162
                                                  --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT    $765,523  $790,022  $833,636
                                                  ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 5


Boston Gas Company and Subsidiary
---------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                         (In Thousands)
                                                    For The Nine Months Ended
                                                    -------------------------
                                                      Sept. 30,   Sept. 30,
                                                           1995        1994
                                                       --------    --------
Cash flows from operating activities:
  Net earnings                                         $ 16,487    $ 20,985
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                        28,850      26,928
    Deferred taxes                                          349          65
    Other changes in assets and liabilities:
     Accounts receivable                                 45,809      40,955
     Inventory                                            2,015       4,822
     Deferred gas costs                                  25,071     (16,615)
     Accounts payable                                    (2,945)    (17,798)
     Accrued interest                                     4,643       4,586
     Federal and state income taxes                      (1,147)       (404)
     Refunds due customers                               (2,855)      7,067
     Other                                                5,399       3,726
                                                       --------    --------
Net cash provided by operating activities               121,676      74,317
                                                       --------    --------

Cash flows from investing activities:
 Capital expenditures                                   (38,453)    (36,945)
 Net cost of removal                                     (4,227)     (4,777)
                                                       --------    --------
Net cash used for investing activities                  (42,680)    (41,722)
                                                       --------    --------

Cash flows from financing activities:
 Changes in short-term debt, net                        (58,430)    (42,600)
 Changes in inventory financing                          (9,596)     (9,414)
 Proceeds from issuance of long-term debt                     -      36,000
 Repayment of long-term debt                             (2,880)     (3,622)
 Changes in preferred stock                                  24          24
 Cash dividends paid on common and preferred stock      (10,803)    (13,477)
                                                       --------    --------
Net cash used for financing activities                  (81,685)    (33,089)
                                                       --------    --------

Decrease in cash                                         (2,689)       (494)

Cash at beginning of period                               3,831       1,160
                                                       --------    --------

Cash at end of period                                  $  1,142    $    666
                                                       ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest, net of amounts capitalized                $ 10,941    $ 10,793
   Income taxes                                        $ 11,546    $ 14,122




 The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1995
                               ------------------




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


2. GAS INVENTORY FINANCING
   -----------------------

     Under the terms of the general rate order issued by the Massachusetts Department of Public Utilities (the "Department") effective October 1, 1988, the Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At September 30, 1995 and 1994, the Registrant had $43,982,000 and $49,883,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                       Page 7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         RESULTS OF OPERATIONS
         ---------------------

         The seasonal net loss of $9.8 million for the third quarter of 1995 was $.7 million more than the same period in 1994. The higher net loss was primarily due to the cost of a severance program ($1.4 million) associated with a corporate reengineering project focused on improving customer service and lowering operating costs over the longer term. Partially offsetting were lower bad debt and interest expense.

         Net earnings applicable to common stock for the first nine months of 1995 were $15.0 million, a decrease of $4.5 million from the same period in 1994. This decrease was principally due to warmer billing temperatures (7%) and lower customer demand. Also contributing to lower earnings were increased charges for depreciation and property taxes and costs of the early retirement and severance programs associated with the aforementioned reengineering effort. Somewhat offsetting were sales to new firm customers, the recognition of lost margins associated with conservation programs, and lower operating costs related to warmer winter temperatures and ongoing cost control measures.



         LIQUIDITY & CAPITAL RESOURCES
         -----------------------------

         The Registrant filed a $100,000,000 shelf registration (Series C) with the Securities and Exchange Commission on June 13, 1995. The proceeds of this financing will be used to finance capital expenditures and to refinance currently outstanding indebtedness. As of September 30, 1995 there was no debt outstanding under this shelf registration. Subsequent to the end of the third quarter, the Registrant issued $25,000,000 of Medium Term Notes at a coupon rate of 7.25% maturing in 30 years and $5,000,000 at 7.10% maturing in 20 years.

         Capital expenditures for the year are expected to be in line with the original projection of $58 million.

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


ITEM 2.  CHANGES IN SECURITIES
------------------------------

At September 30, 1995, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.


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



Dated:   November 7, 1995
      -----------------------