Form 10-K
period 1995-12-31
BOSTON GAS CO
filed 1996-03-18
CIK 13390

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

  (MARK ONE)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 -  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

  _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 2-23416

                              BOSTON GAS COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     04-1103580
             MASSACHUSETTS              (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
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

                              Yes  X         No
                                   -            -
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.

  Indicate the number of shares outstanding of the registrant's class of common stock as of March 10, 1996.

      ALL COMMON STOCK, 514,184 SHARES, ARE HELD BY EASTERN ENTERPRISES.

  The registrant meets the conditions set forth in General Instruction
(J)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BOSTON GAS COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
  Item 1.  Business..............................................................................   1
           General...............................................................................   1
           Markets and Competition...............................................................   1
           Gas Throughput........................................................................   2
           Gas Supply............................................................................   2
           Regulation............................................................................   3
           Seasonality and Working Capital.......................................................   4
           Environmental Matters.................................................................   4
           Employees.............................................................................   4
  Item 2.  Properties............................................................................   4
  Item 3.  Legal Proceedings.....................................................................   4
  Item 4.  Submission of Matters to a Vote of Security Holders...................................   4
  Glossary.......................................................................................   5

PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.............   6
  Item 6.  Selected Financial Data...............................................................   6
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.   6
  Item 8.  Financial Statements and Supplementary Data...........................................   7
  Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure..   7

PART III
  Item 10. Directors and Executive Officers of the Registrant....................................   7
  Item 11. Executive Compensation................................................................   7
  Item 12. Security Ownership of Certain Beneficial Owners and Management........................   7
  Item 13. Certain Relationships and Related Transactions........................................   7

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................   8

                              BOSTON GAS COMPANY

                                   FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Boston Gas Company (the "Company"), is engaged in the transportation and sale of natural gas to over 515,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company also sells gas for resale in Massachusetts and other states. The Company has one subsidiary, Massachusetts LNG Incorporated ("Mass LNG"), which holds a long-term lease on two liquefied natural gas ("LNG") facilities. The Company is the largest natural gas distribution company in New England, has been in business for 173 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of the Company has been owned by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts.

  For definition of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 5.

  The Company provides both local transportation services and gas supply for all customer classes. All residential customers and most commercial/industrial customers currently purchase combined or "bundled" supply and transportation services from the Company. Local transportation service is offered on an unbundled basis to large commercial/industrial customers, who may purchase gas supply from the Company or other sources.

  The Company's services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs filed with the Massachusetts Department of Public Utilities (the "Department") that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel. Beginning in November, 1993, margin on non-firm throughput and city gate sales in excess of a threshold based upon the prior year's non-firm margin is shared between firm customers and the Company, 75% and 25%, respectively. Under this sharing mechanism, the Company retained $353,000 and $1,040,000 in 1995 and 1994, respectively.

MARKETS AND COMPETITION

  The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last five years, the Company has increased its market share of the total stationary energy market from 28% to 35%. This market share compares to the national average of approximately 43% and may represent a growth opportunity for the Company. However, actual experience cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources and customer perceptions of relative value.

  Residential customers comprise 92% of its customer base, while commercial/industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 29% of total throughput and 42% of firm throughput, while commercial/industrial customers account for 71% of total throughput and 58% of firm throughput. Approximately half of the commercial/industrial customers' total throughput is local transportation.

  In 1993, the Department approved the Company's proposal to unbundle local transportation service and gas sales service for its largest commercial/industrial customers. Unbundling allows customers to purchase local transportation from the Company on a basis separate from the purchase of gas supply, which the customer may buy from the Company or third parties. This unbundling initiative extended to eligible customers direct access to gas supplies and interstate pipeline capacity, as authorized by the Federal Energy Regulatory Commission ("FERC") in Order 636. As a result of Order 636, the Company has seen increasing competition from other gas suppliers into its service territory. In 1995, 103 of the approximately 450 eligible customers purchased gas supplies from third parties. In response to such perceived trends, in 1994, the Company initiated a large-scale reengineering effort to reduce costs, increase productivity, and improve customer service.

GAS THROUGHPUT

  The following table, in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("BCF") provides information with respect to gas throughput of the Company for the three years 1993-1995.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
   Residential....................................     39.7      41.4      41.9
   Commercial/Industrial..........................     48.1      46.7      49.1
   Off-system sales...............................      6.6       7.6       2.1
                                                   --------  --------  --------
     Total sales..................................     94.4      95.7      93.1
   Transportation of customer-owned gas...........     47.5      48.7      51.7
   Less: Off-system sales.........................     (6.6)     (7.6)     (2.1)
                                                   --------  --------  --------
     Total throughput.............................    135.3     136.8     142.7
                                                   ========  ========  ========
     Firm throughput..............................     94.9      95.5      95.3
                                                   ========  ========  ========

  No customer, or group of customers under common control, accounted for 3% or more of total firm revenues in 1995.

 GAS SUPPLY

  The following table in BCF provides statistical information with respect to the Company's sources of supply for 1993-1995.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
   Natural gas pipeline purchases.................     93.4      92.2      86.3
   Liquefied natural gas ("LNG") purchases........      3.1       5.1      13.4
                                                   --------  --------  --------
     Total purchases..............................     96.5      97.3      99.7
   Change in storage gas..........................      3.5       0.4      (4.0)
   Company use, unbilled and other................     (5.6)     (2.0)     (2.6)
                                                   --------  --------  --------
     Total sales..................................     94.4      95.7      93.1
                                                   ========  ========  ========

  The Company purchases approximately 60% of its pipeline gas supplies directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department. The Company purchases its remaining pipeline supplies from domestic sources pursuant to short-term, firm winter service agreements and on a spot basis. The Company has diversified its pipeline gas supplies across major North American producing regions, including on- and off-shore Gulf of Mexico and mid-continent areas in the United States, as well as from western Canada.

  Pipeline supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                     CAPACITY IN BCF
                                                     ---------------    EXPIRATION
                      PIPELINE                        DAILY    ANNUAL     DATES
                      --------                       -------  --------  ----------
Algonquin Gas Transmission Company ("Algonquin")....    0.28      87.4  1997-2012
Tennessee Gas Pipeline Company ("Tennessee")........    0.18      66.9  2000-2012
                                                     -------  --------
                                                        0.46     154.3
                                                     =======  ========

  In addition, the Company has firm capacity contracts on interstate pipelines upstream of Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from producing regions to the Algonquin and Tennessee pipelines. The expiration dates for these contracts are similar to those included in the above table.

  The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide for storage capacity of 17.3 BCF and peak day capacity of 0.16 BCF. The Company utilizes its existing capacity contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

  Peak day throughput in BCF was 0.69, 0.65 and 0.64 in 1995, 1994 and 1993, respectively. The Company provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

REGULATION

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, the territorial limit of the Company's service area, purchase of gas, pipeline safety regulations, issuance of securities and affiliated party transactions are regulated by the Department. Rates for firm transportation and sales provided by the Company are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.

  In February of 1995 the Department ordered all large gas and electric utilities to file incentive rate proposals as soon as possible. The order signaled a significant departure from established Department practice of setting rates to reflect all allowed costs of service. In the second quarter of 1996 the Company intends to file an incentive rate proposal consistent with the Department's directives. As part of its rate restructuring proposal, the Company will offer unbundled transportation and sales service to a broader range of customers.

  As more customers elect to purchase gas from third parties, a greater amount of upstream pipeline capacity under contract may be idle, unless it can be remarketed or assigned. The recoverability of cost for any such idle capacity will be an issue for the Department to address for all utilities subject to its jurisdiction. While there can be no assurance, it is the Company's position that it should be afforded the opportunity to recover prudently incurred, non-mitigable stranded capacity cost.

  The Company and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 ("the Act") under
Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission (the "SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975.

SEASONALITY AND WORKING CAPITAL

  The Company's revenues, earnings and cash flows are highly seasonal as the demand for most of its transportation services and sales is directly related to temperature conditions. The majority of the Company's earnings are generated in the first quarter with a seasonal loss occurring in the third quarter. Since the bulk of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result, short-term borrowings are generally highest during the late fall and early winter.

ENVIRONMENTAL MATTERS

  The Company may have to share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Financial Statements. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by the Company, subject to a limited contribution by the latter. A 1990 regulatory settlement with the Department provides for recovery by the Company of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. The Company does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation and no assurance can be given with respect to the future recoverability of such costs. However, in light of the factors discussed above, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

EMPLOYEES

  As of December 31, 1995, the Company had approximately 1,550 employees, 73% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 1999. The approximate 10% reduction in staffing from the prior year was accomplished through attrition and early retirement and severance programs for both management and union employees associated with the Company's ongoing reengineering program.

ITEM 2. PROPERTIES.

  The Company and Mass LNG own or lease facilities which enable them to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. The Company owns and operates such a facility in Dorchester, Massachusetts, and Mass LNG leases one such facility in Lynn, Massachusetts, and a storage facility in Salem, Massachusetts. In addition, the Company owns propane-air facilities at numerous locations throughout its service territory.

  On December 31, 1995, the Company's distribution system included approximately 5,800 miles of gas mains, 397,000 services and 525,000 active customer meters.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  In 1995, the Company's capital expenditures were $57.3 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity enhancement initiatives. The Company plans to spend approximately $60.0 million for similar purposes in 1996.

ITEM 3. LEGAL PROCEEDINGS.

  Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of Security Holders in the fourth quarter of 1995.

                                   GLOSSARY

  BUNDLED SERVICE--Two or more services tied together as a single product. Services include gas sales at the city gate, interstate transportation, local transportation from the city gate to the customer's burner tip, balancing daily swings in customer loads, storage, and peak-shaving services.

  BURNER TIP--Ultimate point of consumption of natural gas at the customer's end-use equipment.

  CAPACITY--The maximum capability of pipelines and supplemental facilities to deliver and/or store gas at a given time.

  CITY GATE--Physical interconnection between an interstate pipeline and the local distribution company.

  CORE CUSTOMER--Generally, customers with no readily available energy services alternative.

  FIRM SERVICE--Sales and/or transportation service provided without interruption throughout the year. Uninterrupted seasonal services are also available for less than 365 days. Firm services are provided under either filed rate tariffs or through individually negotiated contracts.

  GAS MARKETER (BROKER)--A non-regulated buyer and seller of natural gas.

  LOCAL DISTRIBUTION COMPANY (LDC)--A utility that owns and operates a natural gas distribution system for the delivery of gas supplies from the city gate to end-user facilities.

  LOCAL TRANSPORTATION SERVICE--Transportation of gas by the LDC from the city gate to the customer's burner tip.

  MERCHANT BUSINESS--Business of purchasing and selling natural gas.

  NON-CORE CUSTOMERS--Generally, those customers with readily available, economically viable alternatives to natural gas, and/or are of sufficient size to arrange for their own energy supplies.

  NON-FIRM SERVICE--Sales and transportation service that offers service at a lower cost and level of reliability. Under this service, the LDC can interrupt customers on short notice, typically during the winter season. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

  TRANSITION COSTS--Pursuant to FERC Order 636, these are costs incurred by interstate pipelines as they unbundled their services and exited the merchant business. Transition costs include uncovered gas costs at the time the pipelines ceased the merchant function, stranded costs or unrecovered costs of assets that cannot be assigned to customers of unbundled services, and gas supply realignment costs or the costs of renegotiating existing gas supply contracts with producers.

  UNBUNDLED SERVICE--Service that is offered and priced separately, such as separating the cost of gas commodity delivered to the LDC's city gate from the cost of transporting the gas from the city gate to the end use. Unbundled services can also include daily or monthly balancing, back-up or stand-by services and pooling. With unbundled services, customers have the opportunity to select only the services they desire.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  Eastern was the holder of record of all of the outstanding common equity securities of the Company throughout the year ended December 31, 1995. Dividends on such common equity amounted to $11.9 million and $12.8 million for 1995 and 1994, respectively. At December 31, 1995, under the most restrictive provision limiting dividend payments in the Company's financing indentures, there were no restrictions on retained earnings.

ITEM 6. SELECTED FINANCIAL DATA.

  Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1995 COMPARED TO 1994

  Net earnings applicable to common stock for 1995 were $23.4 million, a decrease of $1.8 million or 7% from 1994. Increased throughput to new and existing customers, the recognition of lost margins associated with conservation programs and the reimbursement of previously incurred environmental expenses were offset primarily by lower customer consumption in the heating markets and to a lesser extent weather. While weather in both 1995 and 1994 was essentially normal for the year as a whole, temperatures within the year varied widely relative to normal and from year to year.

  Higher operating costs, primarily non-recurring charges associated with early retirement and severance programs for both management and union employees, were partially offset by related labor savings and reduced weather-related workload during the first half of the year. Work force reductions resulted from the Company's reengineering project which focused on improving customer service and lowering operating costs.

  Also contributing to lower earnings were increased depreciation and property tax expenses related to continued investments in system replacement and expansion partially offset by a reduced provision for uncollectible accounts.

1994 COMPARED TO 1993

  Net earnings applicable to common stock for 1994 were $25.2 million, an increase of $7.2 million or 40% from 1993. An annual rate increase of $37.7 million, effective November 1, 1993, increased 1994 net earnings by $18.2 million. Net earnings also benefited from increased sales to new and existing customers of 2.3 BCF. Despite record cold temperatures in early 1994, the year averaged only slightly colder than normal due to 18% warmer than normal fourth quarter weather. Weather for 1993 was essentially normal. In total, the weather decreased net earnings approximately $1.8 million after considering the higher workload related labor and operating costs associated with the unusually cold first quarter weather and the reduced sales margin attributable to the 18% warmer fourth quarter.

  In addition, the above were partially offset by higher charges for property taxes, bad debts and employee benefits. Increased depreciation and amortization reflects higher allowed depreciation rates and continued investments in system replacement and expansion. Interest expense increased in 1994 primarily due to the issuance of long-term debt as well as higher rates on short-term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

  In 1995, the Company maintained committed lines of credit totaling $40.0 million, which were not renewed when they expired on December 31, 1995. To meet cash requirements and support it's commercial paper program, the Company has available up to $75.0 million of Eastern's committed credit agreement and various uncommitted lines of credit. The Company also maintains a bank credit agreement which supports the issuance of up to $90.0 million of commercial paper to fund its inventory of gas supplies.

  During the fourth quarter of 1995, the Company issued $60.0 million of Medium-Term Notes, Series C pursuant to a shelf registration filed on June 13, 1995. These notes have an average maturity of 26 years and a weighted average interest rate of 7.08%. Proceeds from this issuance were used to complete an in-substance defeasance of all outstanding 8 3/4% and 9% Debentures due 2001 with an aggregate principal amount of $60.0 million.

  In connection with the defeasance, the Company has irrevocably requested that the 9% Debentures be called on May 15, 1996 and the 8 3/4% Debentures be called on December 15, 1996. Under the terms of the applicable debt instruments, the Company has deposited U.S. Government Securities in an irrevocable trust to cover principal, call premiums and interest to the call dates.

  The Company expects capital expenditures for 1996 to be approximately $60.0 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

  The Company expects that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1996 capital expenditure and working capital requirements, normal debt repayments and dividends to its shareholders. The foregoing forward-looking statement involves risks and uncertainties. The Company's actual experience may differ materially from its current expectation for various reasons, including unexpected capital expenditures or working capital requirements. Moreover, there can be no assurance that the external capital resources which the Company believes are currently available to it will continue to be available or will be available on terms and conditions advantageous to the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information with respect to this item appears commencing on Page F-1 of this Report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

(3) LIST OF EXHIBITS.

 3.1 --Restated Articles of Organization, as amended (Filed as Exhibit 3.1 to the registration statement of the Company on Form S-3 (File No. 33-
        48525)).*
 3.2   --By-Laws of the Company as amended (Filed as Exhibit 1 to the Annual
        Report of the Company on Form 10-K for the year ended December 31, 1976
        (File No. 2-23416)).*
        (Note: Certain instruments with respect to long-term debt of the Company or its subsidiary are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of the Company and its subsidiary on consolidated basis.
        The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any such omitted instrument of the Company or its subsidiary.)
 4.1   --Indenture dated as of December 1, 1989 between the Company and The
        Bank of New York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3
        (File No. 33-31869)).*
 4.1.1 --Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among the Company, The Bank of New York as Resigning
        Trustee, and The First National Bank of Boston as Successor Trustee.
        (Filed as an exhibit to registration statement by the Company on Form
        S-3 (File No. 33-31869)).*
 10.1  --Gas Transportation Contract between Boston Gas Company and Tennessee
        Gas Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form
        10-K for the year ended December 31, 1993).*
 10.2  --Gas Transportation Contract between Boston Gas Company and Texas
        Eastern dated December 30, 1993 providing for transportation of approximately 83,000 dekatherms of natural gas per day
        (Filed as Exhibit 10.2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.3  --Gas Transportation Contract between Boston Gas Company and Texas
        Eastern dated December 30, 1993 providing for transportation of approximately 30,000 dekatherms of natural gas per day
        (Filed as Exhibit 10.3 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.4 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
        48,000 dekatherms of natural gas per day
        (Filed as Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.5 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
        97,000 dekatherms of natural gas per day
        (Filed as Exhibit 10.5 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.6  --Gas Storage Agreement between the Company and Consolidated Gas Supply
        Corporation dated February 18, 1980 (Filed as Exhibit 20.3 to the
        Quarterly Report of the Company on Form 10-Q for the quarter ended
        March 31, 1982).*
 10.7  --Gas Storage Agreement between the Company and Honeoye Storage
        Corporation dated October 11, 1985 (Filed as Exhibit 10.17 to the
        Annual Report of the Company on Form 10-K for the year ended December
        31, 1985).*
 10.8  --Gas Storage Agreement between the Company and PennYork Energy
        Corporation dated as of December 21, 1984 (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended
        December 31, 1985).*

 10.9   --Gas Sales Contract between the Company and Esso Resources Canada,
         Limited, (now Imperial Oil of Canada, Ltd.) dated as of May 1, 1989
         (Filed as Exhibit 10.12 to the Annual Report of the Company on Form
         10-K for the year ended December 31, 1989).*
 10.9.1 --Amendment to Exhibit 10.12 dated as of September 28, 1989 (Filed as
         Exhibit 10.12.1 to the Annual Report of the Company on Form 10-K for
         the year ended December 31, 1989).*
 10.10  --Storage Service Agreement between the Company and Distrigas of
         Massachusetts Corporation dated as of December 17, 1988 (Filed as
         Exhibit 10.13 to the Annual Report of the Company on Form 10-K for the
         year ended December 31, 1989).*
 10.11  --Liquid Purchase Agreement between the Company and Distrigas of
         Massachusetts Corporation dated as of April 14, 1989 (Filed as Exhibit
         10.14 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1989).*
 10.12  --Gas Sales Agreement between the Company and Alberta Northeast Gas,
         Ltd. dated as of February 7, 1991 (Filed as Exhibit 10.16 to the
         Annual Report of the Company on Form 10-K for the year ended December
         31, 1990).*
 10.13  --Firm Gas Transportation Agreement between the Company and Iroquois
         Gas Transmission System, L.P. dated as of February 7, 1991 (Filed as
         Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the
         year ended December 31, 1990).*
 10.14  --Firm Gas Transportation Agreement between the Company and Tennessee
         Gas Pipeline Company dated as of February 7, 1991 (Filed as Exhibit
         10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*
 10.15  --Lease Agreement between Industrial National Leasing Corporation,
         Lessor, and Massachusetts LNG Incorporated, Lessee, dated as of June
         1, 1972 (Filed as an exhibit to Certificate of Notification by
         Massachusetts LNG Incorporated (and others) dated June 9, 1972 (File
         No. 70-5170)).*
 10.16  --Lease Supplement to Exhibit 10.12 between National Leasing
         Corporation and Massachusetts LNG Incorporated dated October 19, 1972
         (Filed as Exhibit 5.23.1 to the registration statement of the Company on Form S-7 (File No. 2-52522)).*
 10.17  --Credit Agreement dated as of December 22, 1993 by and among the
         Company, Morgan Guaranty Trust Company of New York, National
         Westminster Bank PLC, Shawmut Bank, N.A. and The First National Bank
         of Boston (Filed as Exhibit 10.17 to the Annual Report of the Company
         on Form 10-K for the year ended December 31, 1993).*
 10.18  --Sublease between the Company and Eastern Enterprises dated November
         5, 1987 (Filed as Exhibit 10.20 to the Annual Report of the Company on
         Form 10-K for the year ended December 31, 1987).*
 22     --Subsidiaries of the Company (Filed as Exhibit 22 to the Annual Report
         of the Company on Form 10-K for the year ended December 31, 1985).*
 27     --Financial Data Schedule.

  There were no reports on Form 8-K filed in the Fourth Quarter of 1995.
--------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Boston Gas Company
                                          Registrant


                                          By:          J.F. Bodanza
                                              ---------------------------------
                                            J.F. BODANZA SENIOR VICE PRESIDENT
                                            AND TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

Dated: March 18, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 18TH DAY OF MARCH 1996.

              SIGNATURE                              TITLE

            C. R. Messer                  Director and
-------------------------------------      President
            C. R. MESSER

          A. J. DiGiovanni                Director and Senior Vice
-------------------------------------      President
          A. J. DIGIOVANNI

            J. F. Bodanza                 Director and Senior Vice President
-------------------------------------      and Treasurer (Principal Financial
            J. F. BODANZA                  and Accounting Officer)

             J. A. Ives                   Director
-------------------------------------
             J. A. IVES

            R. R. Clayton                 Director
-------------------------------------
            R. R. CLAYTON

           W. J. Flaherty                 Director
-------------------------------------
           W. J. FLAHERTY

                       BOSTON GAS COMPANY AND SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) OF FORM 10-K)

Report of Independent Public Accountants..........................     F-17
  Consolidated Balance Sheets as of December 31, 1995 and 1994.... F-2 and F-3
  Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1995..............................................     F-4
  Consolidated Statements of Retained Earnings for the Three Years
   Ended December 31, 1995........................................     F-5
  Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1995..............................................     F-6
  Notes to Consolidated Financial Statements...................... F-7 to F-16
  Interim Financial Information for the Two Years Ended December
   31, 1995 (Unaudited)...........................................     F-18
  Schedules for the Three Years Ended December 31, 1995:
    II--Valuation and Qualifying Accounts......................... F-19 to F-21

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

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Gas plant, at cost........................................... $761,607 $704,861
Construction work-in-progress................................      486    2,070
  Less--Accumulated depreciation.............................  254,448  222,460
                                                              -------- --------
  Net plant..................................................  507,645  484,471



Current assets:
  Cash.......................................................    5,841    3,831
  Accounts receivable, less reserves of $15,324 at December
   31, 1995 and $15,621 at December 31, 1994.................   74,519   71,408
  Deferred gas costs.........................................   71,940   66,865
  Natural gas and other inventories, at average cost.........   35,136   46,844
  Materials and supplies, at average cost....................    4,770    5,063
  Prepaid expenses...........................................    3,259    3,399
  Income taxes...............................................      368    1,407
                                                              -------- --------
    Total current assets.....................................  195,833  198,817



Other assets:
  Deferred postretirement benefits cost......................   93,829   97,589
  Deferred charges and other assets..........................   32,180   52,759
                                                              -------- --------
    Total other assets.......................................  126,009  150,348
                                                              -------- --------
    Total assets............................................. $829,487 $833,636
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Capitalization:
 Stockholder's investment--
  Common stock, $100 par value--
   Authorized and outstanding--514,184 shares at December 31,
    1995 and 1994............................................ $ 51,418 $ 51,418
   Amounts in excess of par value............................   43,233   43,233
   Retained earnings.........................................  119,546  108,098
                                                              -------- --------
    Total common stockholder's investment....................  214,197  202,749
 Cumulative preferred stock, $1 par value,
  (liquidation preference, $25 per share)--
  Authorized and outstanding--1,200,000 shares at December
   31, 1995 and 1994.........................................   29,262   29,229
 Long-term obligations, less current portion.................  212,772  216,680
                                                              -------- --------
    Total capitalization.....................................  456,231  448,658
 Gas inventory financing.....................................   45,600   53,578
                                                              -------- --------
    Total capitalization and gas inventory financing.........  501,831  502,236
Current liabilities:
  Current portion of long-term obligations...................    1,509    1,890
  Notes payable..............................................   52,000   62,530
  Accounts payable...........................................   53,490   42,653
  Accrued taxes..............................................    1,011      510
  Accrued interest...........................................    3,959    3,524
  Customer deposits..........................................    2,789    2,852
  Refunds due customers......................................   13,173   18,719
  Pipeline transition costs..................................    9,510   11,560
                                                              -------- --------
  Total current liabilities..................................  137,441  144,238
Commitments and contingencies:
Reserves and deferred credits:
  Deferred income taxes......................................   72,001   66,577
  Unamortized investment tax credits.........................    7,767    8,704
  Postretirement benefits obligation.........................   86,589   90,214
  Other......................................................   23,858   21,667
                                                              -------- --------
    Total reserves and deferred credits......................  190,215  187,162
                                                              -------- --------
    Total liabilities and stockholder's investment........... $829,487 $833,636
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Operating revenues................................ $653,073  $660,158  $614,294
Cost of gas sold..................................  374,904   382,885   375,103
                                                   --------  --------  --------
Operating margin..................................  278,169   277,273   239,191
Operating expenses:
  Other operating expenses........................  156,794   150,847   133,187
  Maintenance.....................................   21,449    24,826    29,376
  Depreciation and amortization...................   38,264    35,809    27,566
  Income taxes....................................   16,258    17,737    12,105
                                                   --------  --------  --------
                                                    232,765   229,219   202,234
                                                   --------  --------  --------
Operating earnings................................   45,404    48,054    36,957
Other earnings, net...............................      726        65       278
                                                   --------  --------  --------
Earnings before interest expense..................   46,130    48,119    37,235
Interest expense:
  Long-term debt..................................   18,633    17,024    15,447
  Other, including amortization of debt expense...    2,693     4,841     2,957
  Less-Interest during construction...............     (499)     (894)     (583)
                                                   --------  --------  --------
                                                     20,827    20,971    17,821
                                                   --------  --------  --------
Net earnings......................................   25,303    27,148    19,414
Preferred stock dividends.........................    1,926     1,926     1,389
                                                   --------  --------  --------
Earnings applicable to common stock............... $ 23,377  $ 25,222  $ 18,025
                                                   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Balance at Beginning of Year...................... $108,098  $ 95,680  $86,653
  Net earnings....................................   25,303    27,148   19,414
  Preferred stock dividends ($1.61 per share in
   1995 and 1994, and $1.16 per share in 1993)....   (1,926)   (1,926)  (1,389)
  Cash dividends on common stock ($23.20 per share
   in 1995, $24.90 per share in 1994, and $17.50
   per share in 1993).............................  (11,929)  (12,804)  (8,998)
                                                   --------  --------  -------
Balance at End of Year............................ $119,546  $108,098  $95,680
                                                   ========  ========  =======



  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
 Net earnings....................................  $ 25,303  $ 27,148  $ 19,414
 Adjustments to reconcile net earnings to cash
  (used for) provided by operating activities:
  Depreciation and amortization..................    38,264    35,809    27,566
  Deferred taxes.................................     5,424     5,016     8,837
  Other changes in assets and liabilities:
   Accounts receivable...........................    (3,111)   17,688   (15,840)
   Inventory.....................................    12,001     6,264   (10,381)
   Deferred gas costs............................    17,763   (23,901)  (24,933)
   Accounts payable..............................    10,837   (10,121)     (198)
   Federal and state income taxes................     1,039     4,639      (998)
   Refunds due customers.........................    (5,546)   10,690    (5,032)
   Other.........................................      (969)    7,164    (3,849)
                                                   --------  --------  --------
Cash (used for) provided by operating activities.   101,005    80,396    (5,414)
                                                   --------  --------  --------
Cash flows used for investing activities:
  Capital expenditures...........................   (57,322)  (53,504)  (47,057)
  Net cost of removal............................    (6,463)   (6,412)   (4,328)
                                                   --------  --------  --------
Cash used for investing activities...............   (63,785)  (59,916)  (51,385)
                                                   --------  --------  --------
Cash flows from financing activities:
  Changes in notes payable, net..................   (10,530)  (43,770)   52,968
  Changes in inventory financing.................    (7,978)   (5,719)   10,666
  Proceeds from issuance of long-term debt.......    60,000    50,000       --
  Repayment of long-term debt....................   (62,880)   (3,622)  (20,480)
  Proceeds/Amortization from issuance of
   preferred stock...............................        33        32      (240)
  Capital contribution from parent...............       --        --     20,000
  Cash dividends paid on common and preferred
   stock.........................................   (13,855)  (14,730)  (10,255)
                                                   --------  --------  --------
Cash (used for) provided by financing activities.   (35,210)  (17,809)   52,659
                                                   --------  --------  --------
Increase (decrease) in cash......................     2,010     2,671    (4,140)
Cash at beginning of year........................     3,831     1,160     5,300
                                                   --------  --------  --------
Cash at end of year..............................  $  5,841  $  3,831  $  1,160
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest, net of amounts capitalized..........  $ 20,752  $ 20,193  $ 18,559
   Income taxes..................................  $ 10,128  $  8,151  $  7,813

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

  The accounting policies of Boston Gas Company (the "Company") conform to generally accepted accounting principles and reflect the effects of the ratemaking process in accordance with Statements of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Regulation and Operations

  The Company is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts.

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal as the demand for most of its transportation services and sales is directly related to temperature conditions. The Company purchases pipeline gas supplies from a variety of domestic and Canadian producers and marketers. Gas supplies are purchased using a combination of long-term commitments, firm winter service agreements and spot purchases. The Company has diversified its pipeline gas supplies across major North American producing regions, including western Canada.

 Regulatory Assets

  The Company is subject to the provisions of Statement of Financial Accounting Standards 71, ("SFAS 71") "Accounting for the Effects of Certain Types of Regulation". Regulatory assets represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. The following regulatory assets were reflected in the Consolidated Balance Sheets as of December 31:

                       BOSTON GAS COMPANY AND SUBSIDIARY

(1) ACCOUNTING POLICIES (CONTINUED)

                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
     Postretirement benefit costs............................ $ 93,829 $ 97,589
     Deferred pipeline transition costs......................    9,510   34,398
     Deferred income taxes...................................      498    1,097
     Environmental costs.....................................    3,591      806
     Other...................................................    2,176    2,927
                                                              -------- --------
                                                              $109,604 $136,817
                                                              ======== ========

  Regulatory liabilities total $12,391,000 and $13,341,000 at December 31, 1995 and 1994 and relate primarily to income taxes.

  As of December 31, 1995 all of the Company's regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from 1 to 24 years. For additional information regarding deferred income taxes, Order 636 transition costs, environmental costs and postretirement benefit costs, see footnotes 3, 12, 11, and 7 respectively.

  If a portion of the Company's operations is no longer subject to the provisions of SFAS 71, a write off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for the Company's remaining regulated operations.

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 5.13% in 1995, 5.16% in 1994 and 3.98% in 1993.

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

(2) COST OF GAS ADJUSTMENT CLAUSE AND DEFERRED GAS COSTS

  The cost of gas adjustment clause requires the Company to adjust its rates semi-annually for firm gas sales in order to track changes in the cost of gas distributed with an annual adjustment of subsequent rates for any collection over or under actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers. The cost of gas adjustment clause also recovers the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, FERC Order 636 transition costs and costs related to the Company's various conservation and load management programs.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(3) INCOME TAXES

  The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes which would be payable on a separate company basis. The Company's effective income tax rate was 39.1% in 1995, 39.5% in 1994, and 38.4% in 1993. State taxes represent the majority of the difference between the effective rate and the Federal income tax rate for 1995, 1994 and 1993.

  A summary of the provision for income taxes for the three years ended December 31 is as follows:

                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Current--
     Federal........................................... $10,603 $ 7,966 $ 4,063
     State.............................................   2,136     591     771
                                                        ------- ------- -------
       Total current provision.........................  12,739   8,557   4,834
   Deferred--
     Federal...........................................   2,896   6,796   5,951
     State.............................................     623   2,384   1,320
                                                        ------- ------- -------
       Total deferred provision........................   3,519   9,180   7,271
                                                        ------- ------- -------
   Provision for income taxes.......................... $16,258 $17,737 $12,105
                                                        ======= ======= =======

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires adjustment of deferred tax assets and liabilities to reflect the future tax consequences, at currently enacted rates, of items already reflected in the financial statements. A regulatory asset of $1,880,000 was established for the recovery of prepaid taxes established at the higher federal tax rates in effect prior to 1988. At December 31, 1995 the balance of the regulatory asset was $498,000. In its most recent rate request proceeding, the Company received permission to recover this amount over three years.

  A regulatory liability of $6,144,000 was established for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit will be passed on to customers over the lives of property giving rise to the investment credits, consistent with the 1986 Tax Reform Act. The balance at December 31, 1995 was $4,440,000. The regulatory liability for excess deferred taxes being returned to customers over a 30 year period pursuant to a 1988 rate order was similarly increased by $4,445,000 upon the adoption of SFAS 109. At December 31, 1995 the balance to be returned to customers was $7,951,000.

  For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives permitted by the Internal Revenue Service. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are as follows:

                       BOSTON GAS COMPANY AND SUBSIDIARY

(3) INCOME TAXES (CONTINUED)

                                                            1995       1994
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     ASSETS:
       Unbilled revenues................................. $  24,637  $  30,978
       Reserve for uncollectible receivables.............     6,010      6,127
       Regulatory liabilities............................     4,860      5,233
       Other.............................................     9,323      8,146
                                                          ---------  ---------
       Total deferred tax assets......................... $  44,830  $  50,484
                                                          ---------  ---------
     LIABILITIES:
       Accelerated depreciation.......................... $ (78,115) $ (73,277)
       Deferred gas costs................................   (16,296)   (23,455)
       Other.............................................   (22,635)   (21,812)
                                                          ---------  ---------
       Total deferred tax liabilities.................... $(117,046) $(118,544)
                                                          ---------  ---------
       Total deferred taxes.............................. $ (72,216) $ (68,060)
                                                          =========  =========

  Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was approximately $937,000 in 1995, $723,000 in 1994 and $689,000 in 1993.

(4) COMMITMENTS

 Long-term Obligations

  The following table provides information on long-term obligations as of December 31:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                             (IN THOUSANDS)
   8.75%--9.00%, Sinking Fund Debentures due 2001.......... $    --   $ 60,000
   8.33%--9.75%, Medium-Term Notes Series A, due 2005--
    2022...................................................  100,000   100,000
   6.93%--8.50%, Medium-Term Notes, Series B, due 2006--
    2024...................................................   50,000    50,000
   6.80%--7.25%, Medium-Term Notes, Series C, due 2012--
    2025...................................................   60,000       --
   First Mortgage Bonds--8.375% Series, due 1996...........      --      2,880
   Capital lease obligations (Note 8)......................    4,280     5,690
   Less current portion....................................   (1,508)   (1,890)
                                                            --------  --------
     Total long-term obligations........................... $212,772  $216,680
                                                            ========  ========

  In 1995, the Company filed a shelf registration covering the issuance through 1997 of up to $100,000,000 of Medium-Term Notes. In October and November 1995, the Company issued $60,000,000 of Medium-Term Notes, Series C, with a weighted average maturity of 26 years and a coupon of 7.08%. The proceeds from this issuance were used to complete an in-substance defeasance of $60,000,000 principal amount of 8.75%--9.00% Debentures due 2001. In connection with the defeasance the Company has irrevocably requested that the Debenture Trustee call the Debentures on the first date that they can be redeemed with lower cost debt. In December 1995, the Company deposited $65,136,000 of U.S. government securities into an irrevocable trust to cover the principal amount called, the call premiums of $1,161,000 and interest to the date of call of $3,975,000. As a result of the in-substance defeasance, the debt has been considered extinguished; accordingly, the government securities and

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) COMMITMENTS (CONTINUED)

$60,000,000 principal amount of Debentures due 2001 were removed from the balance sheet at December 31, 1995. Pursuant to regulatory accounting, the in-substance defeasance transaction resulted in the deferral of $2,250,000 as debt issuance costs to be amortized over the lives of the newly issued Medium-Term Notes.

  On September 1, 1995 the Company redeemed all of the outstanding principal amount of 8.375% First Mortgage Bonds due 1996 at a redemption price of 100%.

  In 1994 the Company issued $50,000,000 of Medium-Term Notes, Series B, with a weighted average maturity of 21 years and a coupon of 7.20%. The Series B Notes include $12,000,000 maturing in 2006 with a put option at par in 1999 and an interest rate step up from 8.09% to 8.59% in 1999. Proceeds from the issuance reduced current debt.

  There are no sinking fund requirements for the next five years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 1995 and none are callable prior to maturity.

  Annual maturities of capital lease obligations are $1,508,000, $1,029,000, $507,000, $561,000 and $620,000 for 1996 through 2000, respectively.

  The terms of the various indentures referred to above, as supplemented, provide that dividends may not be paid on common stock of the Company under certain conditions. At December 31, 1995 there were no restrictions on retained earnings available for payment of dividends.

 Gas Inventory Financing

  Under the terms of the general rate order issued by the Massachusetts Department of Public Utilities (the "Department") effective October 1, 1988, the Company funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Company maintains a long-term credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. The Company had $45,600,000 and $53,578,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1995 and 1994, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a 364 day revolving credit which may be converted to a two-year term loan at the Company's option if the 364 day revolving credit is not renewed by the banks. The Company may select the agent bank's prime rate or, at the Company's option various alternatives. The agreement requires a facility fee of 1/12 of 1% on the commitment. No borrowings were outstanding under this agreement during 1995 and 1994.

 Eastern Borrowing Arrangement

  Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern of up to $100,000,000 (of which up to $75,000,000 may be borrowed or used to back commercial paper issued by the Company) at any time through December 29, 2000. The interest rate for such borrowings is the agent bank's prime rate, or at Eastern's option, various alternatives.

 Notes Payable

  In addition to the Eastern borrowing arrangement, the Company maintained committed lines of credit totaling $40,000,000 during 1995 and 1994 which were not renewed.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) COMMITMENTS--(CONTINUED)

  The Company has various uncommitted lines of credit which provide for interest as a function of federal funds, money market or prime rates. These uncommitted lines of credit are used, in conjunction with commercial paper, for working capital needs. The Company had outstanding borrowings of $52,000,000 and $62,530,000 in commercial paper not related to gas inventory financing at December 31, 1995 and 1994, respectively. The weighted average interest rate on these borrowings at December 31, was 5.93% in both 1995 and 1994.

(5) PREFERRED STOCK

  The Company has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. The preferred stock is not callable prior to 2003.

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

  Net pension cost included the following components:

                                                      1995     1994      1993
                                                    --------  -------  --------
                                                         (IN THOUSANDS)
   Service cost-benefits earned during the year.... $  2,710  $ 2,637  $  2,331
   Interest cost on projected benefit obligation...    8,055    7,556     7,304
   Actual return on plan assets....................  (21,762)  (4,431)  (15,984)
   Net amortization and deferral...................   13,773   (3,281)    7,105
                                                    --------  -------  --------
   Net pension cost................................ $  2,776  $ 2,481  $    756
                                                    ========  =======  ========

  For the periods 1995 and 1994, the expected long-term rate of return on assets was 8.5% and the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5%. The rate of increase in future compensation levels was 4.75%--5.0% for 1995 and 5% in 1994.

  The following table sets forth the funded status of pension plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date of October 1.

                                                             1995       1994
                                                           ---------  --------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
      benefits of $94,526 in 1995 and $89,283 in 1994..... $ 103,880  $ 98,248
                                                           =========  ========
     Projected benefit obligation for service rendered to
      date................................................  (116,358) (109,974)
     Plan assets at fair value, primarily listed stocks,
      corporate bonds and U.S. bonds......................   129,190   115,080
                                                           ---------  --------
     Plan assets in excess of projected benefit
      obligation..........................................    12,832     5,106
     Unrecognized net obligation at January 1, 1986 being
      recognized over 15 years............................     1,088     1,305
     Unrecognized net gain................................   (19,886)  (12,377)
     Unrecognized prior service cost......................    13,000    14,048
                                                           ---------  --------
     Net pension asset.................................... $   7,034  $  8,082
                                                           =========  ========

                       BOSTON GAS COMPANY AND SUBSIDIARY

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  In addition to providing pension benefits, the Company, through participation in Eastern administered plans and welfare plans under collective bargaining agreements, provides certain health care and life insurance benefits for retired employees.

  The expected cost of postretirement benefits other than pensions is charged to expense during the period that the employee renders service. As of the date of adoption of Statement of Financial Accounting Standards No. 106 ("SFAS106"), "Employees Accounting for Postretirement Benefits Other Than Pensions" the cumulative effect of the accounting change ("transition obligation") was $89,120,000. With approval by the Department, the Company has deferred the cost of the transition obligation and the amount by which expense under SFAS 106 exceeds amounts currently included in rates. The 1993 rate order allows the Company to phase-in incremental costs associated with SFAS 106 over a four-year period. Each year during the phase-in, the Company will file for an increase in rates to reflect an additional increment of SFAS 106 costs. The difference between the incremental annual amount requested in rates during the phase-in period and the full SFAS 106 costs will be deferred as a regulatory asset with carrying costs.

  Net postretirement benefit costs included the following components:

                                                      1995     1994     1993
                                                     -------  -------  -------
                                                         (IN THOUSANDS)
   Service cost-benefits earned during the year..... $   729  $   731  $ 1,301
   Interest cost on accumulated benefit obligation..   5,645    5,238    7,021
   Net amortization and deferral of actuarial gains
    and losses......................................  (4,752)  (2,617)  (1,235)
   Actual return on plan assets.....................   2,352     (755)    (282)
                                                     -------  -------  -------
   Postretirement benefit cost......................   3,974    2,597    6,805
   Amortization (deferral) of regulatory asset......   3,760    3,472   (2,275)
                                                     -------  -------  -------
   Net postretirement benefit cost.................. $ 7,734  $ 6,069  $ 4,530
                                                     =======  =======  =======

  The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date of October 1.

                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
   Retirees................................................  $(57,580) $(56,662)
   Other fully eligible participants.......................    (5,973)   (7,838)
   Other active participants...............................   (14,671)  (13,043)
                                                             --------  --------
                                                              (78,224)  (77,543)
   Plan assets at fair value...............................    16,563    11,611
                                                             --------  --------
   Accumulated postretirement benefits obligation in excess
    of plan assets.........................................   (61,661)  (65,932)
   Unrecognized actuarial gain.............................   (12,521)  (10,685)
   Unrecognized prior service costs........................   (12,407)  (13,597)
                                                             --------  --------
   Accrued postretirement benefits.........................  $(86,589) $(90,214)
                                                             ========  ========

  The Company established a 501(c) (9) Voluntary Employee Beneficiary Association ("VEBA") Trust in 1991 to begin funding its postretirement benefit obligation for collectively bargained employees. The Company contributed $2,600,000 to the VEBA in 1995. There were no contributions to the VEBA in 1994 or 1993. Plan assets are invested in equity securities, fixed-income investments and money market instruments.

  The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1995 and 1994. A 10% and 11% annual increase in the cost of covered health care benefits was

                       BOSTON GAS COMPANY AND SUBSIDIARY

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

assumed for 1995 and 1994, respectively. This rate of increase is assumed to drop gradually to 5% after 5 years. A 1% increase in the assumed health care cost trend would have increased the postretirement benefit cost by $541,000 in 1995 and $529,000 in 1994, and the accumulated postretirement benefit obligation by $6,300,000 in 1995 and $6,302,000 in 1994.

(8) LEASES

  The Company and its subsidiary lease certain facilities and equipment under long-term leases which expire on various dates through the year 2001. Total rentals charged to income under all lease agreements were approximately $8,826,000 in 1995, $8,323,000 in 1994 and $7,663,000 in 1993.

  The Company capitalizes its financing leases which include liquefied natural gas facilities and an operations center. A summary of property held under capital leases as of December 31 is as follows:

                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
   LNG facilities.............................................. $15,600 $15,600
   Buildings...................................................   6,000   6,000
                                                                ------- -------
                                                                 21,600  21,600
   Less-Accumulated depreciation...............................  17,320  15,910
                                                                ------- -------
     Total Capital Leases...................................... $ 4,280 $ 5,690
                                                                ======= =======

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

  The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancelable leases, including the financing leases, at December 31, 1995 is as follows:

                             CAPITAL OPERATING
   YEAR                      LEASES   LEASES
   ----                      ------- ---------
                              (IN THOUSANDS)
   1996....................  $1,854   $ 4,546
   1997....................   1,269     2,886
   1998....................     684     1,398
   1999....................     686       904
   2000....................     687       323
   Later Years.............      57       --
                             ------   -------
   Total minimum lease
    payments...............  $5,237   $10,057
                                      =======
   Less-Amount representing
    interest and executory
    costs..................     957
                             ------
   Present value of minimum
    lease payments on
    capital leases.........  $4,280
                             ======

                       BOSTON GAS COMPANY AND SUBSIDIARY

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

 Preferred Stock

  The fair value of the preferred stock for 1995 and 1994 is based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                                   1995              1994
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                              (IN THOUSANDS)    (IN THOUSANDS)
   Cash..................................... $  5,841 $  5,841 $  3,831 $  3,831
   Short-term debt.......................... $ 97,600 $ 97,600 $116,108 $116,108
   Long-term debt........................... $214,281 $241,757 $218,570 $214,584
   Preferred stock.......................... $ 29,262 $ 28,829 $ 29,229 $ 26,250

(10) SUPPLEMENTARY INFORMATION

  The Company paid Eastern $4,117,000 in 1995, $3,669,000 in 1994, and
$3,096,000 in 1993 for various legal, tax and corporate services rendered.

(11) ENVIRONMENTAL ISSUES

  The Company, like many other companies in the natural gas industry, is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company currently owns 15 former MGP sites. Massachusetts Electric Company (MEC), a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in The John S. Boyd, Inc., et al. v. Boston Gas Company, et al, which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a recent settlement agreement between MEC and the Company (the "Settlement Agreement"), MEC also assumed responsibility for remediating ten other sites owned by the Company, subject to limited contribution by the Company. The Company is working with the Massachusetts Department of Environmental Protection (the "DEP") to determine the extent of remediation which may be required at the four former MGP sites currently owned by the Company and not covered by the

                       BOSTON GAS COMPANY AND SUBSIDIARY

(11) ENVIRONMENTAL ISSUES (CONTINUED)

Settlement Agreement or the Boyd decision. The Company expects to spend approximately $1 million in 1996 for assessment and contribution costs associated with the Company's and MEC's site investigations. Since the DEP has not yet approved a remediation plan for any of these sites, the Company does not possess at this time sufficient information to reasonably determine the ultimate cost of remediation, and no assurance can be given with respect to the future recoverability of such costs. However, management believes that it is not probable that such costs will materially affect the Company's financial condition or results of operations, particularly given the Company's limited potential responsibility as a result of the Settlement Agreement and the rate order discussed below. Company experience to date indicates that assessment and remediation costs of approximately $15 million could be paid by the Company with respect to these ten sites covered by the Settlement Agreement and the four other currently owned sites.

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

  The Company's estimate of its obligation for transition costs is $44,520,000 at December 31, 1995 and it has recorded this amount less actual billings of $35,010,000 as a liability in the accompanying consolidated balance sheet. As pipelines continue to file for recovery of transition costs, the Company's obligation may increase.

  On March 8, 1995 the Department issued an order allowing for the recovery of the Company's transition costs liability over one year. Accordingly, at December 31, 1995 the Company has recorded a regulatory asset of $9,510,000 and deferred gas costs of $19,363,000 which, taken together plus recoveries to date, is equivalent to the Company's total estimated obligation for transition costs.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

  We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 23, 1996

                       BOSTON GAS COMPANY AND SUBSIDIARY

                         INTERIM FINANCIAL INFORMATION
             FOR THE TWO YEARS ENDED DECEMBER 31, 1995 (UNAUDITED)

  The following table summarizes the Company's reported quarterly information for the years ended December 31, 1995 and 1994:

                                                   THREE MONTHS ENDED
                                           -------------------------------------
                                           MARCH 31 JUNE 30   SEPT. 30  DEC. 31
                                           -------- --------  --------  --------
                                                     (IN THOUSANDS)
1995
Operating revenues........................ $294,241 $129,616  $56,957   $172,259
Operating margin..........................  111,910   58,772   33,857     73,630
Operating earnings (loss).................   29,306    6,888   (4,732)    13,942
Net earnings (loss) applicable to common
 stock....................................   23,197    1,678   (9,833)     8,335
1994
Operating revenues........................ $314,302 $122,807  $72,114   $150,935
Operating margin..........................  120,886   56,109   34,703     65,575
Operating earnings (loss).................   34,204    5,117   (2,830)    11,563
Net earnings (loss) applicable to common
 stock....................................   28,805     (132)  (9,133)     5,682

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------    NET
                           BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                         DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                  1994     TO INCOME ACCOUNTS  RESERVES      1995
-----------              ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 15,621    $14,500   $  --    $14,797     $ 15,324
                           ========    =======   ======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 66,577    $ 2,985   $2,439   $   --      $ 72,001
                           --------    -------   ------   -------     --------
 Deferred investment tax
  credits...............   $  8,704    $  (937)  $  --    $   --      $  7,767
                           --------    -------   ------   -------     --------
 Postretirement benefit
  cost..................   $ 90,214    $ 3,975   $  --    $ 7,600     $ 86,589
                           --------    -------   ------   -------     --------
 Other reserves and
  deferred credits--
   Reserve for self-
    insurance...........      2,258      1,739      --      1,650        2,347
   FAS 109 Regulatory
    Liability...........      5,045        --       --        605        4,440
   Deferred net
    normalization
    surplus.............      8,296        --       --        345        7,951
   Other................      6,068      6,955    1,521     5,424        9,120
                           --------    -------   ------   -------     --------
    Total other reserves
     and deferred
     credits............     21,667      8,694    1,521     8,024       23,858
                           --------    -------   ------   -------     --------
    Total reserves not
     deducted from
     assets.............   $187,162    $14,717   $3,960   $15,624     $190,215
                           ========    =======   ======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------     NET
                           BALANCE,             CHARGED   DEDUCTIONS   BALANCE,
                         DECEMBER 31,  CHARGED  TO OTHER     FROM    DECEMBER 31,
DESCRIPTION                  1993     TO INCOME ACCOUNTS   RESERVES      1994
-----------              ------------ --------- --------  ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 13,518    $15,830  $   --     $13,727     $ 15,621
                           ========    =======  =======    =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 61,561    $ 4,923  $    93    $   --      $ 66,577
                           --------    -------  -------    -------     --------
 Deferred investment tax
  credits...............   $  9,427    $  (723) $   --     $   --      $  8,704
                           --------    -------  -------    -------     --------
 Postretirement benefit
  cost..................   $ 91,955    $ 2,597  $   --     $ 4,338     $ 90,214
                           --------    -------  -------    -------     --------
 Other reserves and
  deferred credits--
   Reserve for self-
    insurance...........      2,270      1,429      --       1,441        2,258
   FAS 109 Regulatory
    Liability...........      5,512        --       --         467        5,045
   Deferred net
    normalization
    surplus.............      8,494        --       --         198        8,296
   Other................      5,848      8,634   (3,658)     4,756        6,068
                           --------    -------  -------    -------     --------
    Total other reserves
     and deferred
     credits............     22,124     10,063   (3,658)     6,862       21,667
                           --------    -------  -------    -------     --------
    Total reserves not
     deducted from
     assets.............   $185,067    $16,860  $(3,565)   $11,200     $187,162
                           ========    =======  =======    =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                          ADDITIONS
                                      ------------------    NET
                           BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                         DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                  1992     TO INCOME ACCOUNTS  RESERVES      1993
-----------              ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 11,408    $13,127  $   --    $11,017     $ 13,518
                           ========    =======  =======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes..........   $ 52,724    $ 7,532  $ 3,057   $ 1,752     $ 61,561
                           --------    -------  -------   -------     --------
 Deferred investment tax
  credits...............   $ 10,116    $  (689) $   --    $   --      $  9,427
                           --------    -------  -------   -------     --------
 Postretirement benefit
  cost..................   $ 89,587    $ 6,805  $   --    $ 4,437     $ 91,955
                           --------    -------  -------   -------     --------
 Other reserves and
  deferred credits--
   Reserve for self-
    insurance...........      2,354      1,124      --      1,208        2,270
   FAS 109 Regulatory
    Liability...........      6,144       (440)     --        192        5,512
   Deferred net
    normalization
    surplus.............     11,340       (422)     --      2,424        8,494
   Other................      5,857      4,530    4,443     8,982        5,848
                           --------    -------  -------   -------     --------
    Total other reserves
     and deferred
     credits............     25,695      4,792    4,443    12,806       22,124
                           --------    -------  -------   -------     --------
    Total reserves not
     deducted from
     assets.............   $178,122    $18,440  $ 7,500   $18,995     $185,067
                           ========    =======  =======   =======     ========