Form 10-Q
period 1996-03-31
BOSTON GAS CO
filed 1996-05-01
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            March 31, 1996
                                       ----------------------------------

                                      OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to _____________

                        Commission File Number 2-23416
                                               -------

                              BOSTON GAS COMPANY
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                           04-1103580
   -------------------------------                          --------------------
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

Yes  X    No ___
    ---

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


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------

                                                                        (In Thousands)

                                                                      Three Months Ended
                                                                      ------------------
                                                                 March 31,           March 31,
                                                                   1996                1995
                                                                 --------            --------
OPERATING REVENUES                                               $343,341            $294,241
COST OF GAS SOLD                                                  221,167             182,331
                                                                 --------            --------
OPERATING MARGIN                                                  122,174             111,910

OPERATING EXPENSES:
  Other operating expenses                                         49,748              45,202
  Maintenance                                                       7,659               6,702
  Depreciation and amortization                                    18,002              15,448
  Income taxes                                                     16,431              15,252
                                                                 --------            --------
  Total Operating Expenses                                         91,840              82,604
                                                                 --------            --------
OPERATING EARNINGS                                                 30,334              29,306

OTHER EARNINGS, NET                                                    73                  39
                                                                 --------            --------

EARNINGS BEFORE INTEREST EXPENSE                                   30,407              29,345

INTEREST EXPENSE:
  Long-term debt                                                    4,192               4,607
  Other, including amortization of debt expense                       740               1,104
  Less - Interest during construction                                 (28)                (45)
                                                                 --------            --------
  Total Interest Expense                                            4,904               5,666
                                                                 --------            --------

NET EARNINGS                                                       25,503              23,679

Preferred Stock Dividends                                             482                 482
                                                                 --------            --------

NET EARNINGS APPLICABLE TO COMMON STOCK                          $ 25,021            $ 23,197
                                                                 ========            ========

COMMON STOCK DIVIDENDS                                           $ 10,335            $  9,358
                                                                 --------            --------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                       Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
- ---------------------------------

CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                            (In Thousands)

                                                   March 31,    March 31,    December 31,
                                                    1996          1995          1995
                                                  -----------  -----------  --------------
ASSETS

GAS PLANT, at cost                                 $761,326      $706,932       $761,607
Construction work-in-progress                         9,690        10,496            486
  Less-Accumulated depreciation                     272,310       237,277        254,448
                                                   --------      --------       --------
       Total Net Plant                              498,706       480,151        507,645
                                                   --------      --------       --------

CURRENT ASSETS:

  Cash and cash equivalents
  Accounts receivable, less reserves                  2,275         6,629          5,841
    of $18,717 and $17,165 at
    March 31, 1996 and 1995,
    respectively, and $15,324 at
    December 31, 1995                               142,979       124,978         74,519
  Deferred gas costs                                    -          17,272         71,940
  Natural gas and other inventories                  10,437        26,824         35,136
  Materials and supplies                              5,278         4,981          4,770
  Prepaid expenses                                    3,317         3,744          3,259
  Income taxes                                          -             -              368
       Total Current Assets                        --------      --------       --------
                                                    164,286       184,428        195,833
                                                   --------      --------       --------

OTHER ASSETS:

  Deferred postretirement benefits cost              91,225        96,605         93,829
  Deferred charges and other assets                  30,823        25,643         32,180
                                                   --------      --------       --------
       Total Other Assets                           122,048       122,248        126,009
                                                   --------      --------       --------

       TOTAL ASSETS                                $785,040      $786,827       $829,487
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

                                                                       FORM 10-Q
                                                                       Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
- ---------------------------------

CONSOLIDATED BALANCE SHEETS
- ---------------------------

                                                                             (In Thousands)

                                                                March 31,    March 31,      December 31,
                                                                 1996          1995            1995
                                                                ---------   ----------     -------------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
  Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding                   $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                                 43,233         43,233         43,233
   Retained earnings                                             134,232        121,938        119,546
                                                                --------       --------       --------
      Total Common Stockholder's Investment                      228,883        216,589        214,197


  Cumulative preferred stock, $1 par value,
    1,200,000 shares authorized and outstanding                   29,267         29,237         29,262

  Long-term obligations, less current portion                    212,091        216,041        212,772
                                                                --------       --------       --------
      Total Capitalization                                       470,241        461,867        456,231

  Gas Inventory Financing                                         19,187         33,583         45,600
                                                                --------       --------       --------
      TOTAL CAPITALIZATION AND GAS INVENTORY
          FINANCING                                              489,428        495,450        501,831
                                                                --------       --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                         1,550          1,928          1,509
  Notes payable                                                   11,300          9,000         52,000
  Accounts payable                                                47,535         40,894         53,490
  Accrued taxes                                                    5,884          4,815          1,011
  Accrued income taxes                                            19,275         15,011           -
  Accrued interest                                                 8,054          7,944          3,959
  Customer deposits                                                2,684          2,825          2,789
  Refunds due customers                                            4,747         18,122         13,173
  Pipeline transition costs                                        9,260          6,060          9,510
  Refundable gas costs                                             2,659           -              -
                                                                --------       --------       --------
      TOTAL CURRENT LIABILITIES                                  112,948        106,599        137,441

OTHER LIABILITIES:
  Deferred income taxes                                           67,453         66,661         72,001
  Unamortized investment tax credits                               7,535          8,470          7,767
  Postretirement benefits obligation                              85,908         90,041         86,589
  Other                                                           21,768         19,606         23,858
                                                                --------       --------       --------
    Total Other Liabilities                                      182,664        184,778        190,215
                                                                --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT                  $785,040       $786,827       $829,487
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

                                                                       FORM 10-Q
                                                                       Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
- ---------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------

                                                                       (In Thousands)
                                                                     Three Months Ended
                                                                     ------------------
                                                                  March 31,      March 31,
                                                                    1996            1995
                                                                 ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                                                 $ 25,503       $ 23,679
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                                18,002         15,448
       Deferred taxes                                               (4,548)            84
       Other changes in assets and liabilities:
         Accounts receivable                                       (68,460)       (53,570)
         Inventory                                                  24,191         20,102
         Deferred gas costs                                         74,599         72,431
         Deferred postretirement benefits                            1,923            811
         Accounts payable                                           (5,955)        (1,759)
         Accrued interest                                            4,095          4,420
         Federal and state income taxes                             19,643         16,418
         Refunds due customers                                      (8,426)          (597)
         Other                                                       3,727            650
                                                                  --------       --------
Net cash provided by operating activities                           84,294         98,117
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                           (9,398)       (10,964)
     Net cost of removal                                              (537)          (998)
                                                                  --------       --------
Net cash used for investing activities                              (9,935)       (11,962)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in notes payable, net                                 (40,700)       (53,530)
     Changes in inventory financing                                (26,413)       (19,995)
     Proceeds from issuance of preferred stock                           5              8
     Cash dividends paid on common and preferred stock             (10,817)        (9,840)
                                                                  --------       --------
Net cash used for financing activities                             (77,925)       (83,357)
                                                                  --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,566)         2,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,841          3,831
                                                                  --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  2,275       $  6,629
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest, net of amounts capitalized                        $    718       $    758
      Income taxes                                                $  1,423       $ (1,163)

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

                                MARCH 31, 1996
                                --------------



1. ACCOUNTING POLICIES AND OTHER INFORMATION
   -----------------------------------------

     GENERAL
     -------

     It is the Registrant's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Registrant's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1995 filed on Form 10-K, are adequate to make the information presented not misleading.


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


2. GAS INVENTORY FINANCING
   -----------------------

     The Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At March 31, 1996 and 1995, the Registrant had $19,187,000 and $33,583,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                                       FORM 10-Q
                                                                       Page 7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS:
          ----------------------

          Net earnings applicable to common stock for the first quarter of 1996 were $25.0 million, an increase of $1.8 million or 8% from the same period last year. This increase is primarily due to colder weather and its resultant impact on customer demand. Weather for the first quarter of 1996 was 3% colder than normal and 8% colder than the same period in 1995. Increased throughput to new customers also contributed. Somewhat offsetting the preceding were higher operating expenses associated with wage increases, weather related overtime and a lower level of capitalized expenses partially offset by the savings generated from the Registrant's reengineering program. In addition, increased depreciation and property tax expense related to continued investment in system infrastructure and higher retiree benefit expense were also offsetting.


          LIQUIDITY AND CAPITAL RESOURCE

          Notes payable at March 31, 1996 were $11.3 million, a decrease of $40.7 million from December 31, 1995. This decrease primarily reflects the seasonal nature of the gas distribution business.

          Capital expenditures for the year are expected to be in line with the original projection of $60 million.

          The Registrant believes that projected cash flow form operations, in combination with currently available resources, is sufficient to meet 1996 capital expenditures and working capital requirements, normal debt repayments and dividends to shareholders.

          The Registrant intends to file a performance based regulation and restructuring plan with the Massachusetts Department of Public Utilities during the second quarter of 1996.

                                                                       FORM 10-Q
                                                                       Page 8



                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.   LEGAL PROCEEDINGS
- ---------------------------

Other than the ordinary routine litigation involving the Registrant's business, there are no material pending legal proceedings involving the Registrant.

ITEM 2.   CHANGES IN SECURITIES
- -------------------------------

At March 31, 1996, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for payment of dividends.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

  (a) The annual meeting of stockholders of the Registrant was held on April 24, 1996.

  (b) On April 24, 1996, 514,184 shares of Registrant's common stock, being all its capital stock outstanding, voted in favor of electing the following Directors to serve until the next annual meeting of the stockholders and until their successors are elected and qualified:

               J. F. Bodanza
               R. R. Clayton
               A. J. DiGiovanni
               W. J. Flaherty
               J. A. Ives
               C. R. Messer



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

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



                                          Boston Gas Company
                          ------------------------------------------------------
                                          (Registrant)


                             /s/         J. F. Bodanza
                          ------------------------------------------------------
                          J. F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:  April 30, 1996
      -------------------