Form 10-Q
period 1996-06-30
BOSTON GAS CO
filed 1996-07-29
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1996
                                           ---------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                      ------------------    -------------

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

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

Consolidated Statements of Earnings
- -----------------------------------

                                                                 (In Thousands)

                                            For The Three Months Ended           For The Six Months Ended
                                            --------------------------           ------------------------

                                              June 30,       June 30,             June 30,       June 30,
                                                1996           1995                 1996           1995
                                              -------        -------              --------       --------
OPERATING REVENUES                            $136,520       $129,616             $479,861       $423,857
 Cost of gas sold                               77,211         70,844              298,378        253,175
                                              --------       --------             --------       --------
 Operating Margin                               59,309         58,772              181,483        170,682

OPERATING EXPENSES:
 Other operating expenses                       37,295         37,057               87,043         82,259
 Maintenance                                     5,292          5,063               12,951         11,765
 Depreciation and amortization                   8,881          8,405               26,883         23,853
 Income taxes                                    1,502          1,359               17,933         16,611
                                              --------       --------             --------       --------
 Total Operating Expenses                       52,970         51,884              144,810        134,488
                                              --------       --------             --------       --------
OPERATING EARNINGS                               6,339          6,888               36,673         36,194

OTHER EARNINGS, NET                                262            257                  335            296
                                              --------       --------             --------       --------

EARNINGS BEFORE INTEREST EXPENSE                 6,601          7,145               37,008         36,490

INTEREST EXPENSE:
 Long-term debt                                  4,193          4,526                8,385          9,133
 Other, including amortization
   of debt expense                                 168            518                  908          1,622
 Less - Interest during construction               (83)           (58)                (111)          (103)
                                              --------       --------             --------       --------
 Total Interest Expense                          4,278          4,986                9,182         10,652
                                              --------       --------             --------       --------

NET EARNINGS                                     2,323          2,159               27,826         25,838

Preferred Stock Dividends                          481            481                  963            963
                                              --------       --------             --------       --------

NET EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK                                 $  1,842       $  1,678             $ 26,863       $ 24,875
                                              --------       --------             --------       --------

COMMON STOCK DIVIDENDS                        $      -       $      -             $ 10,335       $  9,358
                                              --------       --------             --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



Boston Gas Company and Subsidiary
- ---------------------------------

Consolidated Balance Sheets
- ---------------------------

                                                                 (In Thousands)

                                                  June 30,          June 30,         December 31,
                                                    1996              1995               1995
                                                ------------      ------------      --------------
ASSETS


GAS PLANT, at cost                                $761,593          $707,358           $761,607
Construction work-in-progress                       20,104            20,060                486
  Less-Accumulated depreciation                    279,744           243,565            254,448
                                                  --------          --------           --------
       Total Net Plant                             501,953           483,853            507,645
                                                  --------          --------           --------

CURRENT ASSETS:

  Cash and cash equivalents                         18,077            16,722              5,841
  Accounts receivable, less reserves
    of $19,360 and $17,242 at
    June 30, 1996 and 1995,
    respectively, and $15,324 at
    December 31, 1995                               76,830            67,167             74,519
  Deferred gas costs                                 5,449            27,000             71,940
  Natural gas and other inventories                 29,704            32,795             35,136
  Materials and supplies                             4,829             5,400              4,770
  Prepaid expenses                                   4,455             4,748              3,259
  Income taxes                                           -                -                 368
                                                  --------          --------           --------
       Total Current Assets                        139,344           153,832            195,833
                                                  --------          --------           --------

OTHER ASSETS:

  Deferred postretirement benefits cost             91,148            95,484             93,829
  Deferred charges and other assets                 31,109            27,302             32,180
                                                  --------          --------           --------
       Total Other Assets                          122,257           122,786            126,009
                                                  --------          --------           --------

TOTAL ASSETS                                      $763,554          $760,471           $829,487
                                                  ========          ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

Boston Gas Company and Subsidiary
- ---------------------------------

Consolidated Balance Sheets
- ---------------------------

                                                                   (In Thousands)

                                                       June 30,      June 30,      December 31,
                                                        1996          1995            1995
                                                      ---------     ---------     -------------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding          $ 51,418      $ 51,418        $ 51,418
   Amounts in excess of par value                        43,233        43,233          43,233
   Retained earnings                                    136,073       123,615         119,546
                                                       --------      --------        --------
     Total Common Stockholder's Investment              230,724       218,266         214,197


   Cumulative preferred stock, $1 par value,
     1,200,000 shares authorized and outstanding         29,276        29,245          29,262

 Long-term obligations, less current portion            211,978       215,939         212,772
                                                       --------      --------        --------
     Total Capitalization                               471,978       463,450         456,231

GAS INVENTORY FINANCING                                  23,754        31,978          45,600
                                                       --------      --------        --------

     Total Capitalization and Gas Inventory
         Financing                                      495,732       495,428         501,831
                                                       --------      --------        --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                1,561         1,938           1,509
  Notes payable                                               -             -          52,000
  Accounts payable                                       50,941        36,422          53,490
  Accrued taxes                                           3,867         3,219           1,011
  Accrued income taxes                                    7,651         6,907               -
  Accrued interest                                        4,279         3,748           3,959
  Customer deposits                                       2,555         2,787           2,789
  Refunds due customers                                   3,835        15,677          13,173
  Pipeline transition costs                              10,852         8,383           9,510
                                                       --------      --------        --------
     Total Current Liabilities                           85,541        79,081         137,441
                                                       --------      --------        --------

OTHER LIABILITIES:
  Deferred income taxes                                  68,707        66,800          72,001
  Unamortized investment tax credits                      7,302         8,235           7,767
  Postretirement benefits obligation                     85,618        89,732          86,589
  Other                                                  20,654        21,195          23,858
                                                       --------      --------        --------
    Total Other Liabilities                             182,281       185,962         190,215
                                                       --------      --------        --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT         $763,554      $760,471        $829,487
                                                       ========      ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5

Boston Gas Company and Subsidiary
- ---------------------------------
Consolidated Statements of Cash Flows
- -------------------------------------
                                                                 (In Thousands)
                                                             For The Six Months Ended
                                                             ------------------------
                                                              June 30,       June 30,
                                                                1996          1995
                                                             ---------      ---------
Cash flows from operating activities:

  Net earnings                                                $27,826        $25,838
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                              26,883         23,853
    Deferred taxes                                             (3,294)           223
    Other changes in assets and liabilities:
     Accounts receivable                                       (2,311)         4,241
     Inventory                                                  5,373         13,712
     Deferred gas costs                                        66,491         39,865
     Accounts payable                                          (2,549)        (6,231)
     Accrued interest                                             320            224
     Federal and state income taxes                             8,019          8,314
     Refunds due customers                                     (9,338)        (3,042)
     Other                                                      2,343         24,726
                                                              -------        -------
Net cash provided by operating activities                     119,763        131,723
                                                              -------        -------

Cash flows from investing activities:
 Capital expenditures                                         (20,852)       (21,884)
 Net cost of removal                                           (1,545)        (2,513)
                                                              -------        -------
Net cash used for investing activities                        (22,397)       (24,397)
                                                              -------        -------

Cash flows from financing activities:
 Changes in short-term debt, net                              (52,000)       (62,530)
 Changes in inventory financing                               (21,846)       (21,600)
 Proceeds from issuance of long-term debt                           -              -
 Changes in preferred stock                                        14             16
 Cash dividends paid on common and preferred stock            (11,298)       (10,321)
                                                              -------        -------
Net cash used for financing activities                        (85,130)       (94,435)
                                                              -------        -------

Increase in cash and cash equivalents                          12,236         12,891

Cash and cash equivalents at beginning of period                5,841          3,831
                                                              -------        -------

Cash and cash equivalents at end of period                    $18,077        $16,722
                                                              =======        =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest, net of amounts capitalized                       $ 9,082        $ 9,934
   Income taxes                                               $13,361        $ 8,234


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

                                 JUNE 30, 1996
                                 -------------



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

                                 JUNE 30, 1996
                                 -------------



2. GAS INVENTORY FINANCING
   -----------------------

   The Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At June 30, 1996 and 1995, the Registrant had $23,754,000 and $31,978,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                            FORM 10-Q
                                                            Page 8


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------  -----------------------------------------------------------------------
        OF OPERATIONS:
        --------------


        RESULTS OF OPERATIONS

        Net earnings applicable to common stock for the second quarter of 1996 were $.2 million above the same quarter of 1995. This increase primarily reflects the benefits of higher average customer usage, the absence of second quarter 1995 reengineering and restructuring costs and lower interest expense. Increases in non-labor related operating expenses were partially offsetting.

        Net earnings applicable to common stock for the first six months of 1996 were $26.9 million, an increase of $2.0 million or 8% as compared to the first six months of 1995. Colder weather (6.1%) and increased demand ($5.0 million) more than offset an environmental recovery recognized in 1995. Also contributing was reduced interest expense primarily resulting from lower rates due to the refinancing of $60 million of Debentures in the fourth quarter of 1995. Partially offsetting the preceding were increased depreciation and property tax expense related to investments in system infrastructure, higher non-labor spending and a lower level of capitalized expense. Increased wages and weather-related overtime were offset by savings associated with the Registrant's reengineering project.


        LIQUIDITY AND CAPITAL RESOURCES

        The Registrant believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1996 capital expenditure and working capital requirements, normal debt repayments and dividend payments.

        Capital expenditures for the year are projected to be in line with the original projection of $60 million.

        On May 17, 1996, the Registrant filed a restructuring and performance-based regulation ("PBR") proposal with the Massachusetts Department of Public Utilities. As part of this proposal, the Registrant has requested a revenue increase of approximately $30 million to become effective December 1, 1996.

        In the restructuring proposal, the Registrant has proposed to unbundle its services through the opening of its distribution system to competition. Under the plan, all customers, on a phased basis, would be allowed a choice among alternate gas suppliers. The Registrant has proposed to cease the purchasing and reselling of gas (commonly referred to as the "merchant function") by the year 2000 and to become a "distribution-only" company. In general, PBR would set future rates according to a pre-determined formula. Any savings or productivity gains achieved by the Registrant in excess of target levels would increase operating earnings, while any shortfalls would result in lower earnings. The Registrant has proposed that the PBR plan last for five years.

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


ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

At June 30, 1996, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.


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




Dated:   July 29, 1996
      --------------------