Form 10-Q
period 1996-09-30
BOSTON GAS CO
filed 1996-10-29
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             September 30, 1996
                                        --------------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                         Commission File Number 2-23416
                                                --------

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

   Yes  X    No
       ---     ----

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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Registrant")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                        (In Thousands)

                                     For The Three Months Ended  For The Nine Months Ended
                                     -----------------------------------------------------

                                           Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                             1996       1995       1996       1995
                                           ---------  ---------  ---------  ---------



OPERATING REVENUES                          $59,453    $56,957   $539,314   $480,814
 Cost of gas sold                            24,720     23,100    323,098    276,275
                                            -------    -------   --------   --------
 OPERATING MARGIN                            34,733     33,857    216,216    204,539

OPERATING EXPENSES:
 Other operating expenses                    33,240     34,945    120,283    117,204
 Maintenance                                  5,497      4,715     18,448     16,480
 Depreciation and amortization                4,746      4,997     31,629     28,850
 Income taxes                                (4,992)    (6,068)    12,941     10,543
                                            -------    -------   --------   --------
 Total Operating Expenses                    38,491     38,589    183,301    173,07
                                            -------    -------   --------   --------
OPERATING EARNINGS (LOSS)                    (3,758)    (4,732)    32,915     31,462

OTHER EARNINGS, NET                             251        227        586        523
                                            -------    -------   --------   --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE      (3,507)    (4,505)    33,501     31,985

INTEREST EXPENSE:
 Long-term debt                               4,192      4,506     12,577     13,639
 Other, including amortization
   of debt expense                              143        473      1,051      2,095
 Less - Interest during construction           (163)      (133)      (274)      (236)
                                            -------    -------   --------   --------
 Total Interest Expense                       4,172      4,846     13,354     15,498
                                            -------    -------   --------   --------

NET EARNINGS (LOSS)                          (7,679)    (9,351)    20,147     16,487

Preferred Stock Dividends                       482        482      1,445      1,445
                                            -------    -------   --------   --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                $(8,161)   $(9,833)  $ 18,702   $ 15,042
                                            -------    -------   --------   --------

COMMON STOCK DIVIDENDS                      $     -    $     -   $ 10,335   $  9,358
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

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                  (In Thousands)

                                           Sept. 30,  Sept. 30,  Dec. 31,
                                             1996       1995       1995
                                           ---------  ---------  ---------


ASSETS

GAS PLANT, at cost                         $760,015    $708,380  $761,607
Construction work-in-progress                35,959      35,201       486
  Less-Accumulated depreciation             282,583     247,295   254,448
                                           --------    --------  --------
       Total Net Plant                      513,391     496,286   507,645
                                           --------    --------  --------


CURRENT ASSETS:

  Cash and cash equivalents                   2,626       1,142     5,841
  Accounts receivable, less reserves
    of $17,408 and $16,242 at
    September 30, 1996 and 1995,
    respectively, and $15,324 at
    December 31, 1995                        32,185      25,599    74,519
  Deferred gas costs                         44,773      64,632    71,940
  Natural gas and other inventories          48,728      44,443    35,136
  Materials and supplies                      4,602       5,449     4,770
  Prepaid expenses                            4,588       4,430     3,259
  Income taxes                                7,099       2,554       368
                                           --------    --------  --------
       Total Current Assets                 144,601     148,249   195,833
                                           --------    --------  --------


OTHER ASSETS:

  Deferred postretirement benefits cost      89,808      94,340    93,829
  Deferred charges and other assets          34,180      26,648    32,180
                                           --------    --------  --------
       Total Other Assets                   123,988     120,988   126,00
                                           --------    --------  --------

TOTAL ASSETS                               $781,980    $765,523  $829,487
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

                                                            FORM 10-Q
                                                            Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                                 Sept. 30,  Sept. 30,  Dec. 31,
                                                   1996       1995       1995
                                                 ---------  ---------  --------

LIABILITIES AND STOCKHOLDER'S INVESTMENT



CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding     $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                   43,233    43,233    43,233
   Retained earnings                               127,913   113,783   119,546
                                                  --------  --------  --------
     Total Common Stockholder's Investment         222,564   208,434   214,197
                                                  --------  --------  --------


   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                 29,284    29,254    29,262

 Long-term obligations, less current portion       211,862   212,879   212,772
                                                  --------  --------  --------
     Total Capitalization                          463,710   450,567   456,231
                                                  --------  --------  --------

 Gas Inventory Financing                            49,159    43,982    45,600
                                                  --------  --------  --------

     TOTAL CAPITALIZATION AND GAS INVENTORY
         FINANCING                                 512,869   494,549   501,831
                                                  --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations           1,017     1,498     1,509
  Notes payable                                     13,700     4,100    52,000
  Accounts payable                                  41,771    39,708    53,490
  Accrued taxes                                      1,706     1,599     1,011
  Accrued interest                                   8,503     8,167     3,959
  Customer deposits                                  2,409     2,717     2,789
  Refunds due customers                              3,880    15,864    13,173
  Pipeline transition costs                          9,225     8,536     9,510
                                                  --------  --------  --------
     TOTAL CURRENT LIABILITIES                      82,211    82,189   137,441
                                                  --------  --------  --------


OTHER LIABILITIES:
  Deferred income taxes                             71,350    66,926    72,001
  Unamortized investment tax credits                 7,069     8,001     7,767
  Postretirement benefits obligation                85,255    89,443    86,589
  Other                                             23,226    24,415    23,858
                                                  --------  --------  --------
    Total Other Liabilities                        186,900   188,785   190,215
                                                  --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT    $781,980  $765,523  $829,487
                                                  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5



BOSTON GAS COMPANY AND SUBSIDIARY
----------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                      (In Thousands)

                                                 For The Nine Months Ended
                                                 -------------------------
                                                     Sept. 30,   Sept. 30,
                                                        1996       1995



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $ 20,147   $ 16,487
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                       31,629     28,850
    Deferred taxes                                        (651)       349
    Other changes in assets and liabilities:
     Accounts receivable                                42,334     45,809
     Inventory                                         (13,424)     2,015
     Deferred gas costs                                 27,167     25,071
     Accounts payable                                  (11,719)    (2,945)
     Accrued interest                                    4,544      4,643
     Federal and state income taxes                     (6,731)    (1,147)
     Refunds due customers                              (9,293)    (2,855)
     Other                                              (1,246)     5,399
                                                      --------   --------
Net cash provided by operating activities               82,757    121,676
                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  (36,750)   (38,453)
 Net cost of removal                                    (2,723)    (4,227)
                                                      --------   --------
Net cash used for investing activities                 (39,473)   (42,680)
                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in short-term debt, net                       (38,300)   (58,430)
 Changes in inventory financing                          3,559     (9,596)
 Repayment of long-term debt                                 -     (2,880)
 Changes in preferred stock                                 22         24
 Cash dividends paid on common and preferred stock     (11,780)   (10,803)
                                                      --------   --------
Net cash used for financing activities                 (46,499)   (81,685)
                                                      --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                   (3,215)    (2,689)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,841      3,831
                                                      --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  2,626   $  1,142
                                                      ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest, net of amounts capitalized               $  9,673   $ 10,941
   Income taxes                                       $ 20,567   $ 11,546


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

                                                            FORM 10-Q
                                                            Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1996
                               ------------------



1. ACCOUNTING POLICIES AND OTHER INFORMATION
-- -----------------------------------------

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


     CASH AND CASH EQUIVALENT
     ------------------------

     For purposes of the consolidated statements of cash flow, the Registrant considers highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

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


2. GAS INVENTORY FINANCING
   -----------------------

     The Registrant funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Registrant maintains a credit agreement with a group of banks which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At September 30, 1996 and 1995, the Registrant had $49,159,000 and $43,982,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                            FORM 10-Q
                                                            Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS:
        --------------

        RESULTS OF OPERATIONS
        ---------------------

       The seasonal net loss for the third quarter of 1996 was $1.7 million less than the same quarter of 1995. This improvement primarily reflects the absence of third quarter 1995 severance charges related to the Registrant's reengineering program, increased demand, and lower interest expense. Increases in non-labor related operating expenses were partially offsetting.

       Net earnings applicable to common stock for the first nine months of 1996 were $18.7 million, an increase of $3.7 million or 24% from 1995. Colder weather and higher average customer usage ($5.3 million) and increased sales to new customers ($2.1 million) more than offset an environmental recovery ($.9 million) recognized in 1995. Weather for the first nine months of 1996 was 3% colder than normal, in contrast to slightly warmer than normal weather for the first nine months of 1995. Also contributing to the improved level of earnings was reduced interest expense primarily resulting from lower rates due to the refinancing of $60 million of Debentures in the fourth quarter of 1995. Partially offsetting the preceding were higher depreciation and property taxes related to system infrastructure investments, higher non-labor spending, and a lower level of capitalized expense. Increased wages and weather-related overtime were offset by labor savings and productivity improvements associated with the Registrant's reengineering program.


       LIQUIDITY AND CAPITAL RESOURCES

       The Registrant believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1996 capital expenditure and working capital requirements, normal debt repayments and dividend payments.

       Capital expenditures for the year are projected to be in line with the original estimate of $60 million.

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


     ITEM 2.  CHANGES IN SECURITIES
     ------------------------------

     At September 30, 1996, under the most restrictive provision limiting dividend payments in the Registrant's financing indentures, there were no restrictions on retained earnings available for dividends.

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



                                                  Boston Gas Company
                                      ----------------------------------------
                                                    (Registrant)


                                      /s/          Joseph F. Bodanza
                                      ----------------------------------------
                                      J. F. Bodanza, Senior Vice President and
                                      Treasurer (Principal Financial
                                      and Accounting Officer)



     Dated:  October 29, 1996
           ----------------------