Form 10-K
period 1996-12-31
BOSTON GAS CO
filed 1997-03-14
CIK 13390

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

         TITLE
         OF EACH                       NAME OF EACH EXCHANGE ON
         CLASS                              WHICH REGISTERED
         -------                        ------------------------
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

  Indicate the number of shares outstanding of the registrant's class of common stock as of March 10, 1997.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BOSTON GAS COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I
  Item 1.         Business
                                                                                                   PAGE
                                                                                                   ----
           General................................................................................   1
           Markets and Competition................................................................   1
           Gas Throughput.........................................................................   1
           Gas Supply.............................................................................   2
           Regulation.............................................................................   3
           Seasonality and Working Capital........................................................   3
           Environmental Matters..................................................................   4
           Employees..............................................................................   4
  Item 2.  Properties.............................................................................   4
  Item 3.  Legal Proceedings......................................................................   4
  Item 4.  Submission of Matters to a Vote of Security Holders....................................   4
  Glossary........................................................................................   5
PART II
  Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............   6
  Item 6.  Selected Financial Data................................................................   6
  Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   6
  Item 8.  Financial Statements and Supplementary Data............................................   7
  Item 9.  Changes in and disagreements with Accountants on Accounting and Financial Disclosure...   7
PART III
  Item 10. Directors and Executive Officers of the Registrant.....................................   7
  Item 11. Executive Compensation.................................................................   7
  Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   7
  Item 13. Certain Relationships and Related Transactions.........................................   7
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   8

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Boston Gas Company (the "Company"), is engaged in the transportation and sale of natural gas to approximately 525,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company also sells gas for resale in Massachusetts and other states. The Company has one subsidiary, Massachusetts LNG Incorporated ("Mass LNG"), which holds a long-term lease on two liquefied natural gas ("LNG") facilities. The Company is the largest natural gas distribution company in New England, has been in business for 174 years and is the second oldest gas company in the United States. All of the common stock of the Company is held by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts. Eastern has owned Boston Gas Company since 1929.

  For definition of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 5.

  The Company provides both local transportation services and gas supply for all customer classes. All residential customers currently purchase combined or "bundled" supply and transportation services from the Company. In 1993, the Massachusetts Department of Public Utilities ("the Department") approved the Company's proposal to unbundle local transportation service and gas sales service for its largest commercial and industrial customers. In 1996, 143 of the approximately 450 eligible customers purchased gas supplies from third parties. In November 1996, the Department approved the Company's proposal to offer unbundled transportation service to all of its commercial and industrial customers, numbering over 41,000. In December 1996, an additional 129 customers chose to purchase gas from 14 third party suppliers. The Company views these suppliers as partners in marketing gas and increasing throughput on the Company's system and continues to work closely with them to ensure that competitively priced gas supplies can be reliably delivered to customers.

  The Company offers both firm and non-firm services. Firm local transportation services and sales are provided under rate tariffs filed with the Department that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial and industrial customers who can use gas and oil interchangeably, or to other gas companies for resale.

MARKETS AND COMPETITION

  The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last six years, the Company has increased its share in the total stationary energy market from 28% to 36%. This market share compares to the national level of approximately 43%, and may represent a growth opportunity for the Company. However, actual experience cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources, the level of investment by the Company and customer perceptions of relative value.

  Residential customers comprise 92% of its customer base, while commercial and industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 30% of total throughput and 36% of total firm throughput, while commercial and industrial customers account for 70% of total throughput and 64% of total firm throughput. In 1996, approximately 60% of commercial and industrial customers' total throughput was local transportation only services.

GAS THROUGHPUT

  The following table, in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("BCF") provides information with respect to the volumes of gas delivered by the Company during the three years 1994-1996.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
   Residential....................................     42.8      39.7      41.4
   Commercial and industrial......................     39.4      48.1      46.7
   Off-system sales...............................     12.2       6.6       7.6
                                                   --------  --------  --------
     Total sales..................................     94.4      94.4      95.7
   Transportation of customer-owned gas...........     61.6      47.5      48.7
   Less: Off-system sales.........................    (12.2)     (6.6)     (7.6)
                                                   --------  --------  --------
     Total throughput.............................    143.8     135.3     136.8
                                                   ========  ========  ========
     Total firm throughput........................    118.7      94.9      95.5
                                                   ========  ========  ========

  No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1996.

GAS SUPPLY

  The following table in BCF provides statistical information with respect to the Company's sources of supply during 1994-1996.

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
   Natural gas pipeline purchased.................     91.7      93.4      92.2
   Liquefied natural gas ("LNG") purchases........      5.2       3.1       5.1
                                                   --------  --------  --------
     Total purchases..............................     96.9      96.5      97.3
   Change in storage gas..........................     (3.4)      3.5       0.4
   Company use, unbilled and other................       .9      (5.6)     (2.0)
                                                   --------  --------  --------
     Total sales..................................     94.4      94.4      95.7
                                                   ========  ========  ========

  Year to year variations in storage gas and unbilled gas reflects variations in end-of-year customer requirements, due principally to weather. Given the ready availability of supply, the Company purchased approximately two-thirds of its peak pipeline supplies under firm short-term and spot contracts. The balance of peak day pipeline requirements are purchased directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

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

                                              CAPACITY IN (BCF)
                                              -------------------
                                                                   EXPIRATION
                    PIPELINE                   DAILY     ANNUAL      DATES
                    --------                  --------  ---------  ----------
   Algonquin Gas Transmission Company ("Al-
    gonquin")................................     0.28       87.4  1997-2012
   Tennessee Gas Pipeline Company ("Tennes-
    see")....................................     0.18       66.9  2000-2012
                                              --------  ---------
                                                  0.46      154.3
                                              ========  =========

  In addition, the Company has firm capacity contracts on interstate pipelines upstream of Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from producing regions to the Algonquin and Tennessee pipelines. In total, contracts comprising 59% of the Company's peak day pipeline capacity entitlements expire before 2001.

  The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide storage capacity of 17.3 BCF and peak day deliverability of 0.16 BCF. The Company utilizes its existing transportation contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

  Peak day throughput in BCF was 0.69 in 1996 and 1995, and 0.65 in 1994. The Company provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

REGULATION

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates, gas purchases, pipeline safety regulations, issuance of securities, and affiliate transactions are regulated by the Department. Rates for firm transportation and sales provided by the Company are subject to approval by, and are on file with, the Department. In addition, the Company has a cost of gas adjustment clause that allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.

  On November 29, 1996, the Department issued its order on the Company's rate restructuring and unbundling plan. In its order, the Department granted a $6.3 million rate increase effective December, 1996 and modified the Company's proposed performance-based regulatory plan. The Department ordered a five year performance-based regulatory plan that prescribes the formula for annual rate adjustments with a 2% productivity offset and service quality penalties with a maximum exposure of $5 million, which significantly exceeded those proposed by the Company. The Company will likely appeal the Department's Order.

  In its order, the Department approved the Company's proposal to facilitate competition in the natural gas marketplace. Under the approved service unbundling program, on an interim basis, eligible commercial and industrial customers migrating from firm sales to firm transportation will be assigned, at cost, a pro-rata share of the upstream pipeline capacity purchased by the Company to serve them. The Department also stated that the permanent assignment of upstream pipeline capacity would be addressed in future regulatory proceedings. The permanent capacity assignment method approved by the Department could permit capacity to be acquired by marketers at less than cost. While there can be no assurance until the Department has addressed the recoverability of such stranded costs for all gas utilities subject to its jurisdiction, the Company is confident that it will be allowed a reasonable opportunity to recover any non-mitigable stranded costs resulting from the method approved.

  The Company and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 ("the Act") under
Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission (the "SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975.

SEASONALITY AND WORKING CAPITAL

  The Company's revenues, earnings and cash flow are highly seasonal as most of its transportation services and sales are directly related to temperature conditions. The majority of the Company's earnings are generated in the first quarter with a seasonal loss occurring in the third quarter. Since the bulk of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

ENVIRONMENTAL MATTERS

  The Company may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Financial Statements. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 sites owned by the Company, subject to a limited contribution by the Company. A 1990 regulatory settlement with the Department provides for recovery by the Company of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. The Company does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation and no assurance can be given with respect to future recoverability of such costs. However, in light of the factors discussed above, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 1,500 employees, 73% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 1999.

ITEM 2. PROPERTIES.

  The Company and Mass LNG own or lease facilities which enable them to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. The Company owns and operates such a facility in Dorchester, Massachusetts, and Mass LNG leases one such facility in Lynn, Massachusetts, and a storage facility in Salem, Massachusetts. Negotiations are under way with the lessor of the Lynn and Salem facilities in connection with the scheduled expiration of these leases in June 1997. The Company owns propane-air facilities at several locations throughout its service territory.

  On December 31, 1996, the Company's distribution system included approximately 5,800 miles of gas mains, 399,000 services and 529,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel which requires ongoing maintenance and replacement.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  In 1996, the Company's capital expenditures were $58.5 million. Capital expenditures were principally made for system replacement, for system expansion to meet customer demand and productivity enhancement initiatives. The Company plans to spend approximately $51 million for similar purposes in 1997.

ITEM 3. LEGAL PROCEEDINGS.

  Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of Security Holders in the fourth quarter of 1996.

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

  PERFORMANCE-BASED REGULATORY PLAN--Incentive ratemaking mechanism, typically a price cap plan, where rates over a specified period are adjusted annually pursuant to a pre-determined formula tied to a measure of inflation, less a productivity offset, subject to the achievement of service quality thresholds and the incurrence of exogenous costs.

  THROUGHPUT--volume delivered to customers through the local transportation system.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  Eastern was the holder of record of all of the outstanding common equity securities of the Company throughout the year ended December 31, 1996. Dividends on such common equity amounted to $14.7 million and $11.9 million for 1996 and 1995, respectively. At December 31, 1996, under the most restrictive provision limiting dividend payments in the Company's financing indentures, there were no restrictions on retained earnings.

ITEM 6. SELECTED FINANCIAL DATA.

  Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1996 COMPARED TO 1995

  Net earnings applicable to common stock for 1996 were $29.1 million, an increase of $5.8 million or 25% from 1995. This increase primarily reflects colder billing temperatures ($3.0 million), increased consumption from new and existing customers ($4.7 million) and the absence of reengineering related charges ($3.9 million). Weather for 1996 was 5% colder than 1995 and 4% colder than normal. These factors were somewhat offset by higher operating expenses, principally wages, benefits and marketing related costs. Increased depreciation charges and property tax expense reflect continued investments in system expansion and replacement.

  The reduction in interest expense reflects the refinancing during the fourth quarter of 1995 and lower borrowing requirements.

1995 COMPARED TO 1994

  Net earnings applicable to common stock for 1995 were $23.4 million, a decrease of $1.8 million or 7% from 1994. Increased throughput to new and existing customers, the recognition of lost margins associated with conservation programs and the reimbursement of previously incurred environmental expenses were primarily offset by lower customer consumption in the heating markets and to a lesser extent weather. While weather in both 1995 and 1994 was essentially normal for the year as a whole, temperatures within the year varied widely relative to normal.

  Higher operating costs, primarily non-recurring charges associated with early retirement and severance programs for both management and union employees, were somewhat offset by related labor savings and reduced weather-related workload during the first half of the year. Work force reductions resulted from the Company's reengineering project which focused on improving customer service and lowering operating costs.

  Also contributing to lower earnings were increased depreciation and property tax expenses related to continued investments in system replacement and expansion partially offset by a reduced provision for uncollectible accounts.

LIQUIDITY AND CAPITAL RESOURCES

  To meet cash requirements and support its commercial paper program, the Company has available up to $75.0 million of Eastern's committed credit agreement and an uncommitted line of credit. The Company also maintains a bank credit agreement which supports the issuance of up to $70.0 million of commercial paper to fund its inventory of gas supplies.

  The Company expects capital expenditures for 1997 to be approximately $51.0 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

  The Company estimates that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 1997 capital expenditure and working capital requirements, normal debt repayments and dividends to shareholders. The foregoing forward-looking statement involves risks and uncertainties. The Company's actual experience may differ materially from its current expectation for various reasons, including unexpected capital expenditures or working capital requirements. Moreover, there can be no assurance that the external capital resources which the Company believes are currently available to it will continue to be available or will be available on terms and conditions advantageous to the Company.

  On November 29, 1996, the Department issued its order on the Company's rate restructuring and unbundling plan. In its order, the Department granted a $6.3 million rate increase effective December, 1996 and modified the Company's proposed performance-based regulatory plan. The Department ordered a five year performance-based regulatory plan that prescribes the formula for annual rate adjustments with a 2% productivity offset and service quality penalties with a maximum exposure of $5 million, which significantly exceeded those proposed by the Company. The Company will likely appeal the Department's Order.

  In its order, the Department also approved the Company's proposal to facilitate competition in the natural gas marketplace. Under the approved service unbundling program, on an interim basis, eligible commercial and industrial customers migrating from firm sales to firm transportation will be assigned, at cost, a pro-rata share of the upstream pipeline capacity purchased by the Company to serve them.

  The Company may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11 appearing on page F-15. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 sites owned by the Company, subject to a limited contribution by the Company. A 1990 regulatory settlement with the Department provides for recovery by the Company of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. The Company does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation and no assurance can be given with respect to the future recoverability of such costs. However, in light of the factors discussed above, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

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

(3) LIST OF EXHIBITS.

 3.1 --Restated Articles of Organization, as amended (Filed as Exhibit 3.1 to the registration statement of the Company on Form S-3 (File No. 33-
         48525)).*
 3.2   --By-Laws of the Company as amended (Filed as Exhibit 1 to the Annual
         Report of the Company on Form 10-K for the year ended December 31, 1976
         (File No. 2-23416)).*
         (Note: Certain instruments with respect to long-term debt of the Company or its subsidiary are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of the Company and its subsidiary on a consolidated basis.
         The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of any such omitted instrument of the Company or its subsidiary.)
 4.1   --Indenture dated as of December 1, 1989 between the Company and The
         Bank of New York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3 (File No. 33-31869)).*
 4.1.1 --Agreement of Registration, Appointment and Acceptance dated as of November 18,1992 among the Company, The Bank of New York as Resigning
         Trustee, and The First National Bank of Boston as Successor Trustee.
         (Filed as an exhibit to registration statement of the Company on Form
         S-3 (File No. 33-31869)).*
 10.1  --Gas Transportation Contract between Boston Gas Company and Tennessee
         Gas Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form
         10-K for the year ended December 31, 1993).*
 10.2  --Gas Transportation Contract between Boston Gas Company and Texas
         Eastern dated December 30, 1993 providing for transportation of approximately 83,000 dekatherms of natural gas per day (Filed as Exhibit 10.2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.3  --Gas Transportation Contract between Boston Gas Company and Texas
         Eastern dated December 30, 1993 providing for transportation of approximately 30,000 dekatherms of natural gas per day (Filed as Exhibit 10.3 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.4 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
         48,000 dekatherms of natural gas per day (Filed as Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the year ended December
         31, 1993).*
 10.5 --Gas Transportation Contract between Boston Gas Company and Algonquin dated December 30, 1993 providing for transportation of approximately
         97,000 dekatherms of natural gas per day (Filed as Exhibit to the Annual Report of the Company on Form 10-K for the year ended December
         31, 1993).*
 10.6  --Gas Storage Agreement between the Company and Consolidated Gas Supply
         Corporation dated February 18, 1980 (Filed as Exhibit 20.3 to the
         Quarterly Report of the Company on Form 10-Q for the quarter ended
         March 31, 1982).*

 10.7   --Gas Storage Agreement between the Company and Honeoye Storage
          Corporation dated October 11, 1985 (Filed as Exhibit 10.17 to the
          Annual Report of the Company on Form 10-K for the year ended December
          31, 1985).*
 10.8   --Gas Storage Agreement between the Company and PennYork Energy
          Corporation dated as of December 21, 1984 (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1985).*
 10.9   --Gas Sales Contract between the Company and Esso Resources Canada,
          Limited, (now Imperial Oil of Canada, Ltd.) dated as of May 1, 1989
          (Filed as Exhibit 10.12 to the Annual Report of the Company on Form
          10-K for the year ended December 31, 1989).*
 10.9.1 --Amendment to Exhibit 10.12 dated as of September 28, 1989 (Filed as
          Exhibit 10.12.1 to the 10.9.1 Annual Report of the Company on Form 10-
          K for the year ended December 31, 1989).*
 10.10  --Storage Service Agreement between the Company and Distrigas of
          Massachusetts Corporation dated as of December 17, 1988 (Filed as
          Exhibit 10.13 to the Annual Report of the Company on Form 10-K for the
          year ended December 31, 1989).*
 10.11  --Liquid Purchase Agreement between the Company and Distrigas of
          Massachusetts Corporation dated as of April 14, 1989 (Filed as Exhibit
          10.14 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1989).*
 10.12  --Gas Sales Agreement between the Company and Alberta Northeast Gas,
          Ltd. dated as of February 7, 1991 (Filed as Exhibit 10.16 to the
          Annual Report of the Company on Form 10-K for the year ended December
          31, 1990).*
 10.13  --Firm Gas Transportation Agreement between the Company and Iroquois
          Gas Transmission System, L.P. dated as of February 7, 1991 (Filed as
          Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the
          year ended December 31, 1990).*
 10.14  --Firm Gas Transportation Agreement between the Company and Tennessee
          Gas Pipeline Company dated as of February 7, 1991 (Filed as Exhibit
          10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*
 10.15  --Lease Agreement between Industrial National Leasing Corporation,
          Lessor, and Massachusetts LNG Incorporated, Lessee, dated as of June
          1, 1972 (Filed as an exhibit to Certificate of Notification by
          Massachusetts LNG Incorporated (and others) dated June 9, 1972
          (File No. 70-5170)).*
 10.16  --Lease Supplement to Exhibit 10.12 between National Leasing
          Corporation and Massachusetts LNG Incorporated dated October 19, 1972
          (Filed as Exhibit 5.23.1 to the registration statement of the Company on Form S-7 (File No. 2-52522)).*
 10.17  --Credit Agreement dated as of December 22, 1993 by and among the
          Company, Morgan Guaranty Trust Company of New York, National
          Westminster Bank PLC, Shawmut Bank, N.A. and The First National Bank
          of Boston (Filed as Exhibit 10.17 to the Annual Report of the Company
          on Form 10-K for the year ended December 31, 1993).*
 10.18  --Sublease between the Company and Eastern Enterprises dated November
          5, 1987 (Filed as Exhibit 10.20 to the Annual Report of the Company on
          Form 10-K for the year ended December 31, 1987).*
 22     --Subsidiaries of the Company (Filed as Exhibit 22 to the Annual Report
          of the Company on Form 10-K for the year ended December 31, 1985).*
 27     --Financial Data Schedule.

  There were no reports on Form 8-K filed in the Fourth Quarter of 1996.
--------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Boston Gas Company
                                          Registrant

                                                     /s/ J.F. Bodanza
                                          By: _________________________________
                                            J.F. BODANZA SENIOR VICE PRESIDENT
                                            AND TREASURER (PRINCIPAL FINANCIAL
                                                  AND ACCOUNTING OFFICER)

Dated: March 14, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 14TH DAY OF MARCH 1997.

              SIGNATURE                              TITLE

            C. R. Messer                  Director and
-------------------------------------      President
            C. R. MESSER

          A. J. DiGiovanni                Director and Senior Vice
-------------------------------------      President
          A. J. DIGIOVANNI

            J. F. Bodanza                 Director and Senior Vice President
-------------------------------------      andTreasurer (Principal Financial
            J. F. BODANZA                  andAccounting Officer)

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

            R. R. Clayton                 Director
-------------------------------------
            R. R. CLAYTON

           W. J. Flaherty                 Director
-------------------------------------
           W. J. FLAHERTY

                       BOSTON GAS COMPANY AND SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (INFORMATION REQUIRED BY ITEMS 8 AND 14 (A) OF FORM 10-K)

Report of Independent Public Accountants..........................     F-17
  Consolidated Balance Sheets as of December 31, 1996 and 1995.... F-2 and F-3
  Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1996..............................................     F-4
  Consolidated Statements of Retained Earnings for the Three Years
   Ended December 31, 1996........................................     F-5
  Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1996..............................................     F-6
  Notes to Consolidated Financial Statements...................... F-7 to F-16
  Interim Financial Information for the Two Years Ended December
   31, 1996 (Unaudited)...........................................     F-18
  Schedules for the Three Years Ended December 31, 1996:
    II--Valuation and Qualifying Accounts......................... F-19 to F-21

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

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Gas plant, at cost........................................... $812,114 $761,607
Construction work-in-progress................................    4,604      486
  Less--Accumulated depreciation.............................  290,492  254,448
                                                              -------- --------
  Net plant..................................................  526,226  507,645
Current assets:
  Cash.......................................................    1,474    5,841
  Accounts receivable, less reserves of $15,963 at December
   31, 1996 and $15,324 at December 31, 1995.................   76,832   74,519
  Deferred gas costs.........................................   75,337   71,940
  Natural gas and other inventories, at average cost.........   49,287   35,136
  Materials and supplies, at average cost....................    3,809    4,770
  Prepaid expenses...........................................    2,759    3,259
  Income taxes...............................................   10,411      368
                                                              -------- --------
    Total current assets.....................................  219,909  195,833
Other assets:
  Deferred postretirement benefits cost......................   88,563   93,829
  Deferred charges and other assets..........................   42,346   32,180
                                                              -------- --------
    Total other assets.......................................  130,909  126,009
                                                              -------- --------
    Total assets............................................. $877,044 $829,487
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Capitalization:
 Stockholder's investment--
  Common stock, $100 par value--
   Authorized and outstanding--514,184 shares at December 31,
    1996 and 1995............................................ $ 51,418 $ 51,418
   Amounts in excess of par value............................   43,233   43,233
   Retained earnings.........................................  133,980  119,546
                                                              -------- --------
    Total common stockholder's investment....................  228,631  214,197
 Cumulative preferred stock, $1 par value,
  (liquidation preference, $25 per share)--
  Authorized and outstanding--1,200,000 shares at December
   31, 1996 and 1995.........................................   29,293   29,262
 Long-term obligations, less current portion.................  211,743  212,772
                                                              -------- --------
    Total capitalization.....................................  469,667  456,231
 Gas inventory financing.....................................   55,594   45,600
                                                              -------- --------
    Total capitalization and gas inventory financing.........  525,261  501,831
Current liabilities:
  Current portion of long-term obligations...................    1,029    1,509
  Notes payable..............................................   57,000   52,000
  Accounts payable...........................................   73,313   53,490
  Accrued taxes..............................................    1,206    1,011
  Accrued interest...........................................    4,339    3,959
  Customer deposits..........................................    2,382    2,789
  Refunds due customers......................................    3,384   13,173
  Pipeline transition costs..................................   16,494    9,510
                                                              -------- --------
    Total current liabilities................................  159,147  137,441
Commitments and contingencies:
Reserves and deferred credits:
  Deferred income taxes......................................   76,277   72,001
  Unamortized investment tax credits.........................    6,836    7,767
  Postretirement benefits obligation.........................   84,827   86,589
  Other......................................................   24,696   23,858
                                                              -------- --------
    Total reserves and deferred credits......................  192,636  190,215
                                                              -------- --------
    Total liabilities and stockholder's investment........... $877,044 $829,487
                                                              ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Operating revenues................................ $705,462  $653,073  $660,158
Cost of gas sold..................................  414,254   374,904   382,885
                                                   --------  --------  --------
Operating margin..................................  291,208   278,169   277,273
Operating expenses:
  Other operating expenses........................  156,105   156,794   150,847
  Maintenance.....................................   25,045    21,449    24,826
  Depreciation and amortization...................   41,607    38,264    35,809
  Income taxes....................................   20,017    16,258    17,737
                                                   --------  --------  --------
                                                    242,774   232,765   229,219
                                                   --------  --------  --------
Operating earnings................................   48,434    45,404    48,054
Other earnings, net...............................      564       726        65
                                                   --------  --------  --------
Earnings before interest expense..................   48,998    46,130    48,119
Interest expense:
  Long-term debt..................................   16,769    18,633    17,024
  Other, including amortization of debt expense...    1,688     2,693     4,841
  Less-Interest during construction...............     (525)     (499)     (894)
                                                   --------  --------  --------
                                                     17,932    20,827    20,971
                                                   --------  --------  --------
Net earnings......................................   31,066    25,303    27,148
Preferred stock dividends.........................    1,926     1,926     1,926
                                                   --------  --------  --------
Earnings applicable to common stock............... $ 29,140  $ 23,377  $ 25,222
                                                   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Balance at Beginning of Year..................... $119,546  $108,098  $ 95,680
  Net earnings...................................   31,066    25,303    27,148
  Preferred stock dividends ($1.61 per share in
   1996, 1995 and 1994)..........................   (1,926)   (1,926)   (1,926)
  Cash dividends on common stock ($28.60 per
   share in 1996,
   $23.20 per share in 1995 and $24.90 per share
   in 1994)......................................  (14,706)  (11,929)  (12,804)
                                                  --------  --------  --------
Balance at End of Year........................... $133,980  $119,546  $108,098
                                                  ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Cash flows from operating activities:
 Net earnings....................................  $ 31,066  $ 25,303  $ 27,148
 Adjustments to reconcile net earnings to cash
  (used for) provided by operating activities:
  Depreciation and amortization..................    41,607    38,264    35,809
  Deferred taxes.................................     4,276     5,424     5,016
  Other changes in assets and liabilities:
   Accounts receivable...........................    (2,313)   (3,111)   17,688
   Inventory.....................................   (13,190)   12,001     6,264
   Deferred gas costs............................    (3,397)   17,763   (23,901)
   Accounts payable..............................    19,823    10,837   (10,121)
   Federal and state income taxes................   (10,043)    1,039     4,639
   Refunds due customers.........................    (9,789)   (5,546)   10,690
   Other.........................................    (2,543)     (969)    7,164
                                                   --------  --------  --------
Cash provided by operating activities............    55,497   101,005    80,396
                                                   --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................   (58,504)  (57,322)  (53,504)
  Net cost of removal............................    (4,124)   (6,463)   (6,412)
                                                   --------  --------  --------
Cash used for investing activities...............   (62,628)  (63,785)  (59,916)
                                                   --------  --------  --------
Cash flows from financing activities:
  Changes in notes payable, net..................     5,000   (10,530)  (43,770)
  Changes in inventory financing.................     9,994    (7,978)   (5,719)
  Proceeds from issuance of long-term debt.......       --     60,000    50,000
  Repayment of long-term debt....................       --    (62,880)   (3,622)
  Amortization of preferred stock issuance
   costs.........................................        31        33        32
  Cash dividends paid on common and preferred
   stock.........................................   (12,261)  (13,855)  (14,730)
                                                   --------  --------  --------
Cash (used for) provided by financing activi-
 ties............................................     2,764   (35,210)  (17,809)
                                                   --------  --------  --------
Increase (decrease) in cash......................    (4,367)    2,010     2,671
Cash at beginning of year........................     5,841     3,831     1,160
                                                   --------  --------  --------
Cash at end of year..............................  $  1,474  $  5,841  $  3,831
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest, net of amounts capitalized..........  $ 18,960  $ 20,752  $ 20,193
   Income taxes..................................  $ 26,205  $ 10,128  $  8,151


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

  The accounting policies of Boston Gas Company (the "Company") conform to generally accepted accounting principles and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards No. 71, ("SFAS 71") "Accounting for the Effects of Certain Types of Regulation".

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

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal as most of its throughput is directly related to temperature levels.

 Regulatory Assets and Liabilities

  The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Public Utilities ("the Department"). Therefore, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards 71 ("SFAS 71") "Accounting for the Effects of Certain Types of Regulation". In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another regulation. The Company has reviewed these criteria in conjunction with its 1996 Rate Order and believes that the continuing application of SFAS 71 is appropriate.

  Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities

                       BOSTON GAS COMPANY AND SUBSIDIARY

(1) ACCOUNTING POLICIES (CONTINUED)

represent probable future reductions in revenues associated with the amounts that are to be credited to customers through the ratemaking process. The following regulatory assets were reflected in the Consolidated Balance Sheets as of December 31:

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
     Postretirement benefit costs............................ $ 88,563 $ 93,829
     Deferred pipeline transition costs......................   16,494    9,510
     Deferred income taxes...................................      --       498
     Environmental costs.....................................    2,784    3,591
     Other...................................................    2,225    2,176
                                                              -------- --------
                                                              $110,066 $109,604
                                                              ======== ========

  Regulatory liabilities total approximately $11,446,000 and $12,391,000 at December 31, 1996 and 1995 and relate primarily to income taxes.

  As of December 31, 1996 all of the Company's regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from 1 to 23 years. For additional information regarding deferred income taxes, postretirement benefit costs, environmental costs and Order 636 transition costs, see footnotes 3, 7, 11, and 12 respectively.

 Impairment of Long-Lived Assets

  Statement of Financial Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which became effective for 1996 establishes accounting standards for the impairment of long-lived assets. SFAS 121 also requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. SFAS 121 did not have an impact on financial position or results of operations upon adoption.

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 5.15% in 1996, 5.13% in 1995, and 5.16% in 1994.

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

(2) COST OF GAS ADJUSTMENT CLAUSE AND DEFERRED GAS COSTS

  The cost of gas adjustment clause ("CGAC") requires the Company to adjust its rates semi-annually for firm gas sales in order to track changes in the cost of gas distributed with an annual adjustment of subsequent rates for any collection over or under actual costs incurred. As a result, the Company defers the cost of any firm

                       BOSTON GAS COMPANY AND SUBSIDIARY

(2) COST OF GAS ADJUSTMENT CLAUSE AND DEFERRED GAS COSTS (CONTINUED)

gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers. In its order of November 29, 1996, the Department modified the CGAC to recover the gas cost portion of the Company's bad debt write-offs effective December 1, 1996. The order also granted a local distribution adjustment clause ("LDAC") which recovers the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, FERC Order 636 transition costs and costs related to the Company's various conservation and load management programs from the Company's firm sales and transportation customers. These costs were previously recovered through the CGAC.

(3) INCOME TAXES

  The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes which would be payable on a separate company basis. The Company's effective income tax rate was 39.2% in 1996, 39.1% in 1995, and 39.5% in 1994. State taxes represent the majority of the difference between the effective rate and the Federal income tax rate for 1996, 1995 and 1994.

  A summary of the provision for income taxes for the three years ended December 31 is as follows:

                                                         1996    1995    1994
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
   Current--
     Federal........................................... $10,154 $10,603 $ 7,966
     State.............................................   2,004   2,136     591
                                                        ------- ------- -------
       Total current provision.........................  12,158  12,739   8,557
   Deferred--
     Federal...........................................   6,489   2,896   6,796
     State.............................................   1,370     623   2,384
                                                        ------- ------- -------
       Total deferred provision........................   7,859   3,519   9,180
                                                        ------- ------- -------
   Provision for income taxes.......................... $20,017 $16,258 $17,737
                                                        ======= ======= =======

  Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires adjustment of deferred tax assets and liabilities to reflect the future tax consequences, at currently enacted rates, of items already reflected in the financial statements. A regulatory asset of $1,880,000 was established for the recovery of prepaid taxes established at the higher federal tax rates in effect prior to 1988. At December 31, 1996 this regulatory asset had been fully recovered from customers.

  A regulatory liability of $6,144,000 was established for the tax benefit of unamortized investment tax credits, which SFAS 109 requires to be treated as a temporary difference. This benefit will be passed on to customers over the lives of property giving rise to the investment credits, consistent with the 1986 Tax Reform Act. The balance at December 31, 1996 was $3,839,000. The regulatory liability for excess deferred taxes being returned to customers over a 30 year period pursuant to a 1988 rate order was similarly increased by $4,445,000 upon the adoption of SFAS 109. At December 31, 1996 the balance to be returned to customers was $7,606,000.

  For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives permitted by the Internal Revenue Service. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are as follows:

                       BOSTON GAS COMPANY AND SUBSIDIARY

(3) INCOME TAXES (CONTINUED)

                                                            1996       1995
                                                          ---------  ---------
                                                            (IN THOUSANDS)
     ASSETS:
       Unbilled revenues................................. $  22,392  $  24,637
       Reserve for uncollectible receivables.............     6,261      6,010
       Regulatory liabilities............................     4,490      4,860
       Other.............................................     8,925      9,323
                                                          ---------  ---------
       Total deferred tax assets......................... $  42,068  $  44,830
                                                          ---------  ---------
     LIABILITIES:
       Accelerated depreciation.......................... $ (80,894) $ (78,115)
       Deferred gas costs................................   (28,684)   (16,296)
       Other.............................................   (12,932)   (22,635)
                                                          ---------  ---------
       Total deferred tax liabilities.................... $(122,510) $(117,046)
                                                          ---------  ---------
       Total net deferred taxes.......................... $ (80,442) $ (72,216)
                                                          =========  =========

  Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was approximately $931,000 in 1996, $937,000 in 1995, and $723,000 in 1994.

(4) COMMITMENTS

 Long-term Obligations

  The following table provides information on long-term obligations as of December 31:

                                                            DECEMBER 31,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
                                                           (IN THOUSANDS)
   8.33%-9.75%, Medium-Term Notes, Series A, due 2005--
    2022.................................................  100,000   100,000
   6.93%-8.50%, Medium-Term Notes, Series B, due 2006--
    2024.................................................   50,000    50,000
   6.80%-7.25%, Medium-Term Notes, Series C, due 2012--
    2025.................................................   60,000    60,000
   Capital lease obligations (Note 8)....................    2,772     4,280
   Less current portion..................................   (1,029)   (1,508)
                                                          --------  --------
                                                          $211,743  $212,772
                                                          ========  ========

  In 1995, the Company filed a shelf registration covering the issuance through 1997 of up to $100,000,000 of Medium-Term Notes. In October and November 1995, the Company issued $60,000,000 of Medium-Term Notes, Series C with a weighted average maturity of 26 years and coupon of 7.08%. The proceeds from this issuance were used to complete an in-substance defeasance of $60,000,000 principal amount of 8.75% - 9.00% Debentures due 2001 which have subsequently been called.

  Pursuant to regulatory accounting, the in-substance defeasance transaction resulted in the deferral of $2,582,000 as debt issuance costs to be amortized over the lives of the newly issued Medium-Term Notes. There are no sinking fund requirements for the next five years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 1996 and none are callable prior to maturity.

  Annual maturities of capital lease obligations are $1,029,000, $507,000, $561,000, $620,000 and $55,000 for 1997 through 2001, respectively.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) COMMITMENTS (CONTINUED)

  The terms of the various indentures referred to above, as supplemented, provide that dividends may not be paid on common stock of the Company under certain conditions. At December 31, 1996 there were no restrictions on retained earnings available for payment of dividends.

 Gas Inventory Financing

  Under the terms of the general rate order issued by the Department effective October 1, 1988, the Company funds its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Company maintains a long-term credit agreement with a group of banks which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. The Company had $55,594,000 and $45,600,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1996 and 1995, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one year revolving credit facility which may be converted to a two-year term loan at the Company's option if the one year revolving credit facility is not renewed by the banks. The Company may select the agent bank's prime rate or, at the Company's option, various pricing alternatives. The agreement requires a facility fee of 1/12 of 1% on the commitment. No borrowings were outstanding under this agreement during 1996 and 1995.

 Eastern Borrowing Arrangement

  Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern of up to $100,000,000 (of which up to $75,000,000 may be borrowed or used to back commercial paper issued by the Company) at any time through December 31, 2001. The interest rate for such borrowings is the agent bank's prime rate, or at Eastern's option, various alternatives.

 Notes Payable

  The Company has an uncommitted line of credit which provide for interest as a function of federal funds, money market or prime rates. This uncommitted line of credit is used, in conjunction with commercial paper, for working capital needs. The Company had outstanding borrowings of $57,000,000 and $52,000,000 in commercial paper not related to gas inventory financing at December 31, 1996 and 1995, respectively. The weighted average interest rate on these borrowings was 5.99% at December 31, 1996 and 5.93% at December 31, 1995.

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

                       BOSTON GAS COMPANY AND SUBSIDIARY

(6) PENSION BENEFITS (CONTINUED)

  Net pension cost included the following components:

                                                    1996      1995     1994
                                                  --------  --------  -------
                                                       (IN THOUSANDS)
   Service cost-benefits earned during the
    year........................................   $  2,883  $  2,710  $ 2,637
   Interest cost on projected benefit
    obligation..................................      8,492     8,055    7,556
   Actual return on plan assets.................    (11,727)  (21,762)  (4,431)
   Net amortization and deferral................      3,225    13,773   (3,281)
                                                   --------  --------  -------
   Net pension cost.............................   $  2,873  $  2,776  $ 2,481
                                                   ========  ========  =======

  For the periods 1996 and 1995, the expected long-term rate of return on assets was 8.5% and the discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5%. The rate of increase in future compensation levels was 4.75%-5.0% for 1996 and 1995.

  The following table sets forth the funded status of pension plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date of October 1.

                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS)
   Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
      benefits of $97,180 in 1996 and $94,526 in 1995....  $ 106,180  $ 103,880
                                                           =========  =========
     Projected benefit obligation for service rendered to
      date...............................................   (117,729)  (116,358)
     Plan assets at fair value, primarily listed stocks,
      corporate bonds and U.S. bonds.....................    139,887    129,190
                                                           ---------  ---------
     Plan assets in excess of projected benefit
      obligation.........................................     22,158     12,832
     Unrecognized net obligation at January 1, 1986 being
      recognized over 15 years...........................        871      1,088
     Unrecognized net gain...............................    (26,820)   (19,886)
     Unrecognized prior service cost.....................     11,952     13,000
                                                           ---------  ---------
     Net pension asset...................................  $   8,161  $   7,034
                                                           =========  =========

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  In addition to providing pension benefits, the Company, through participation in Eastern administered plans and welfare plans under collective bargaining agreements, provides certain health care and life insurance benefits for retired employees. The expected cost of postretirement benefits other than pensions is charged to expense during the period that the employee renders service. As of the date of adoption of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers Accounting for Postretirement Benefits Other Than Pensions" the cumulative effect of the accounting change ("transition obligation") was $89,120,000. The 1996 rate order allowed recovery of SFAS 106 costs which includes current SFAS 106 expense and the amortization of the regulatory asset related to the transition obligation.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(7) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONTINUED)

  Net postretirement benefit costs included the following components:

                                                        1996    1995    1994
                                                       ------  ------  ------
                                                          (IN THOUSANDS)
   Service cost-benefits earned during the year....... $  779  $  729  $  731
   Interest cost on accumulated benefit obligation....  5,749   5,645   5,238
   Net amortization and deferral of actuarial gains
    and losses........................................ (1,448) (4,752) (2,617)
   Actual return on plan assets....................... (1,355)  2,352    (755)
                                                       ------  ------  ------
   Postretirement benefit cost........................  3,725   3,974   2,597
   Amortization of regulatory asset...................  5,266   3,760   3,472
                                                       ------  ------  ------
   Net postretirement benefit cost.................... $8,991  $7,734  $6,069
                                                       ======  ======  ======

  The following table sets forth the funded status of the plans and amounts recognized in the Company's consolidated balance sheets based on a measurement date of October 1.

                                                             1996      1995
                                                           --------  --------
                                                            (IN THOUSANDS)
   Retirees............................................... $(58,131) $(57,580)
   Other fully eligible participants......................   (5,728)   (5,973)
   Other active participants..............................  (15,083)  (14,671)
                                                           --------  --------
                                                            (78,942)  (78,224)
   Plan assets at fair value..............................   17,918    16,563
                                                           --------  --------
   Accumulated postretirement benefits obligation in
    excess of plan assets.................................  (61,024)  (61,661)
   Unrecognized actuarial gain............................  (12,586)  (12,521)
   Unrecognized prior service costs.......................  (11,217)  (12,407)
                                                           --------  --------
   Accrued postretirement benefits........................ $(84,827) $(86,589)
                                                           ========  ========

  The Company established a 501(c) (9) Voluntary Employee Beneficiary Association ("VEBA") Trust in 1991 to begin funding its postretirement benefit obligation for collectively bargained employees. The Company contributed $2,600,000 to the VEBA in 1995. Plan assets are invested in equity securities, fixed-income investments and money market instruments.

  The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5% in 1996 and 1995. A 7% and 10% annual increase in the cost of covered health care benefits was assumed for 1996 and 1995, respectively. This rate of increase is assumed to remain at 7% through 1999, decrease to 6% in 2000 and 5% thereafter. A 1% increase in the assumed health care cost trend would have increased the postretirement benefit cost by $536,000 in 1996 and $541,000 in 1995, and the accumulated postretirement benefit obligation by $6,253,000 in 1996 and $6,300,000 in 1995.

(8) LEASES

  The Company and its subsidiary lease certain facilities and equipment under long-term leases which expire on various dates through the year 2001. Total rentals charged to income under all lease agreements were approximately $8,418,000 in 1996, $8,826,000 in 1995, and $8,323,000 in 1994.

  The Company capitalizes its financing leases which include liquefied natural gas facilities and an operations center. The lease for the liquefied natural gas facilities expires in June of 1997. The Company is in the process of evaluating its alternatives with respect to these facilities. A summary of property held under capital leases as of December 31 is as follows:

                       BOSTON GAS COMPANY AND SUBSIDIARY

(8) LEASES (CONTINUED)

                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   LNG facilities.............................................. $15,600 $15,600
   Buildings...................................................   6,000   6,000
                                                                ------- -------
                                                                 21,600  21,600
   Less-Accumulated depreciation...............................  18,828  17,320
                                                                ------- -------
       Total Capital Leases.................................... $ 2,772 $ 4,280
                                                                ======= =======

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

  The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancelable leases, including the financing leases, at December 31, 1996 is as follows:

                                                             CAPITAL OPERATING
   YEAR                                                      LEASES   LEASES
   ----                                                      ------- ---------
                                                              (IN THOUSANDS)
   1997.....................................................  1,269     4,548
   1998.....................................................    684     3,735
   1999.....................................................    686     3,385
   2000.....................................................    687     2,797
   2001.....................................................     57     2,119
   Later Years..............................................    --      1,108
                                                             ------   -------
   Total minimum lease payments............................. $3,383   $17,692
                                                             ======   =======
   Less-Amount representing interest and executory costs....    611
                                                             ------
   Present value of minimum lease payments on capital
    leases.................................................. $2,772
                                                             ======

(9) FAIR VALUES OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair values of financial instruments:

 Cash

  The carrying amounts approximate fair value.

 Short-term Debt

  The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

 Long-term Debt

  The fair value of long-term debt is estimated based on currently quoted market prices.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(9) FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

 Preferred Stock

  The fair value of the preferred stock for 1996 and 1995 is based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                   1996              1995
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              AMOUNT   VALUE    AMOUNT   VALUE
                                             -------- -------- -------- --------
                                              (IN THOUSANDS)    (IN THOUSANDS)
Cash........................................ $  1,474 $  1,474 $  5,841 $  5,841
Short-term debt............................. $112,594 $112,594 $ 97,600 $ 97,600
Long-term debt.............................. $212,772 $223,001 $214,281 $241,757
Preferred stock............................. $ 29,293 $ 29,586 $ 29,262 $ 28,829

(10) RELATED PARTY TRANSACTIONS

  The Company paid Eastern $4,048,000 in 1996, $4,117,000 in 1995, and
$3,669,000 in 1994 for legal, tax and corporate services rendered.

  In December 1996, Eastern Rivermoor Company, Inc. a wholly owned subsidiary of Eastern, purchased the Company's primary operations center from a third party and assumed the current lease agreement with the Company. There were no payments made during 1996 to Eastern Rivermoor Company, Inc. by the Company.

  During 1996 Eastern entered into a joint venture with New England Electric System to form AllEnergy Marketing Company, L.L.P., a new unregulated energy marketing company. During 1996 AllEnergy purchased gas from the Company at prices and terms equivalent to those used in transacting business with unrelated parties. These purchases totalled $2,764,000.

(11) ENVIRONMENTAL ISSUES

  The Company, like many other companies in the natural gas industry, is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company currently owns 15 former MGP sites. Massachusetts Electric Company (MEC), a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such
MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in The John S. Boyd, Inc., et al. v. Boston Gas Company, et al, which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a settlement agreement between MEC and the Company (the "Settlement Agreement"), MEC assumed responsibility for remediating ten other sites owned by the Company, subject to limited contribution by the Company. The Company is working with the Massachusetts Department of Environmental Protection (the "DEP") to determine the extent of remediation which may be required at the four former MGP sites currently owned by the Company and not covered by the Settlement Agreement or the Boyd decision. The Company expects to spend approximately $1,000,000 in 1997 for assessment and contribution costs associated with the Company's and MEC's site investigations. Since the DEP has not yet approved a remediation plan for any of these sites, the Company does not possess at this time sufficient information to reasonably determine the ultimate cost of remediation, and no assurance can be given with respect to the future recoverability of such costs. However, management believes that it is not probable that such costs will materially affect the Company's financial condition or results of operations, particularly given the Company's limited potential responsibility as a result of the Settlement Agreement and the rate order

                       BOSTON GAS COMPANY AND SUBSIDIARY

(11) ENVIRONMENTAL ISSUES (CONTINUED)

discussed below. Company experience to date indicates that assessment and remediation costs of approximately $15,000,000 could be paid by the Company with respect to these ten sites covered by the Settlement Agreement and the four other sites.

  The Company is aware of 25 other former MGP sites within the Company's service territory which the Company does not currently own. MEC has provided full indemnification of the Company with respect to eight of these sites in the Settlement Agreement. At this time, there is substantial uncertainty as to whether the Company is responsible for remediating any of the other sites either because the Company does not have successor liability for contamination of these sites by earlier operators or site conditions do not require remediation by the Company. The DEP has not issued a Notice of Responsibility to the Company for any of these sites.

  By a rate order issued on May 25, 1990, the Department approved the recovery of all environmental response costs associated with former MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. The rate order also provides for no further investigation of the prudency of any Massachusetts gas utility's past MGP operations.

(12) PIPELINE TRANSITION COSTS

  Pursuant to FERC Order 636, pipelines are currently recovering prudently incurred transition costs, including (1) gas supply realignment costs or the costs of renegotiating existing gas supply contracts with producers; (2) unrecovered purchased gas adjustment costs or uncovered gas costs at the time the pipelines ceased the merchant function; (3) stranded costs or the unrecovered costs of assets that cannot be assigned to customers of unbundled services; and (4) new facilities costs or the costs of new facilities required to physically implement the order.

  On March 8, 1995 the Department issued an order allowing for the recovery of the Company's transition costs liability from customers. The Company's estimate of its total obligation for transition costs is $58,243,000. The Company has recorded a regulatory asset of $16,494,000 which represents the unrecovered balance of the Company's estimated obligation.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

  We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 21, 1997

                       BOSTON GAS COMPANY AND SUBSIDIARY

                         INTERIM FINANCIAL INFORMATION
             FOR THE TWO YEARS ENDED DECEMBER 31, 1996 (UNAUDITED)

  The following table summarizes the Company's reported quarterly information for the years ended December 31, 1996 and 1995:

                                                  THREE MONTHS ENDED
                                          ------------------------------------
                                          MARCH 31 JUNE 30  SEPT. 30  DEC. 31
                                          -------- -------- --------  --------
                                                    (IN THOUSANDS)
1996
Operating revenues....................... $343,341 $136,520 $59,453   $166,148
Operating margin.........................  122,174   59,309  34,733     74,992
Operating earnings (loss)................   30,334    6,339  (3,758)    15,519
Net earnings (loss) applicable to common
 stock...................................   25,021    1,842  (8,161)    10,438
1995
Operating revenues....................... $294,241 $129,616 $56,957   $172,259
Operating margin.........................  111,910   58,772  33,857     73,630
Operating earnings (loss)................   29,306    6,888  (4,732)    13,942
Net earnings (loss) applicable to common
 stock...................................   23,197    1,678  (9,833)     8,335

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                         ADDITIONS
                                     ------------------    NET
                          BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                        DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
DESCRIPTION                 1995     TO INCOME ACCOUNTS  RESERVES      1996
-----------             ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 15,324    $12,942   $  --    $12,303     $ 15,963
                          ========    =======   ======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 72,001    $(1,383)  $5,659   $   --      $ 76,277
                          --------    -------   ------   -------     --------
 Deferred investment
  tax credits..........   $  7,767    $  (931)  $  --    $   --      $  6,836
                          --------    -------   ------   -------     --------
 Postretirement benefit
  cost.................   $ 86,589    $ 3,725   $  --    $ 5,487     $ 84,827
                          --------    -------   ------   -------     --------
 Other reserves and
  deferred credits--
  Reserve for self-
   insurance...........      2,347      1,931      --      2,038        2,240
  SFAS 109 Regulatory
   Liability...........      4,440        --       --        601        3,839
  Deferred net
   normalization
   surplus.............      7,951        --       --        345        7,606
  Other................      9,120      7,054      --      5,163       11,011
                          --------    -------   ------   -------     --------
   Total other reserves
    and deferred
    credits............     23,858      8,985      --      8,147       24,696
                          --------    -------   ------   -------     --------
   Total reserves not
    deducted from
    assets.............   $190,215    $10,396   $5,659   $13,634     $192,636
                          ========    =======   ======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                         ADDITIONS
                                     ------------------    NET
                          BALANCE,             CHARGED  DEDUCTIONS   BALANCE,
                        DECEMBER 31,  CHARGED  TO OTHER    FROM    DECEMBER 31,
      DESCRIPTION           1994     TO INCOME ACCOUNTS  RESERVES      1995
      -----------       ------------ --------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 15,621    $14,500   $  --    $14,797     $ 15,324
                          ========    =======   ======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 66,577    $ 2,985   $2,439   $   --      $ 72,001
                          --------    -------   ------   -------     --------
 Deferred investment
  tax credits..........   $  8,704    $  (937)  $  --    $   --      $  7,767
                          --------    -------   ------   -------     --------
 Postretirement benefit
  cost.................   $ 90,214    $ 3,975   $  --    $ 7,600     $ 86,589
                          --------    -------   ------   -------     --------
 Other reserves and de-
  ferred credits--
  Reserve for self-in-
   surance.............      2,258      1,739      --      1,650        2,347
  SFAS 109 Regulatory
   Liability...........      5,045        --       --        605        4,440
  Deferred net normal-
   ization surplus.....      8,296        --       --        345        7,951
  Other................      6,068      6,955    1,521     5,424        9,120
                          --------    -------   ------   -------     --------
   Total other reserves
    and deferred cred-
    its................     21,667      8,694    1,521     8,024       23,858
                          --------    -------   ------   -------     --------
   Total reserves not
    deducted from as-
    sets...............   $187,162    $14,717   $3,960   $15,624     $190,215
                          ========    =======   ======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                         ADDITIONS
                                     ------------------     NET
                          BALANCE,             CHARGED   DEDUCTIONS   BALANCE,
                        DECEMBER 31,  CHARGED  TO OTHER     FROM    DECEMBER 31,
      DESCRIPTION           1993     TO INCOME ACCOUNTS   RESERVES      1994
      -----------       ------------ --------- --------  ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 13,518    $15,830  $   --     $13,727     $ 15,621
                          ========    =======  =======    =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 61,561    $ 4,923  $    93    $   --      $ 66,577
                          --------    -------  -------    -------     --------
 Deferred investment
  tax credits..........   $  9,427    $  (723) $   --     $   --      $  8,704
                          --------    -------  -------    -------     --------
 Postretirement benefit
  cost.................   $ 91,955    $ 2,597  $   --     $ 4,338     $ 90,214
                          --------    -------  -------    -------     --------
 Other reserves and de-
  ferred credits--
  Reserve for self-in-
   surance.............      2,270      1,429      --       1,441        2,258
  SFAS 109 Regulatory
   Liability...........      5,512        --       --         467        5,045
  Deferred net normal-
   ization surplus.....      8,494        --       --         198        8,296
  Other................      5,848      8,634   (3,658)     4,756        6,068
                          --------    -------  -------    -------     --------
   Total other reserves
    and deferred cred-
    its................     22,124     10,063   (3,658)     6,862       21,667
                          --------    -------  -------    -------     --------
   Total reserves not
    deducted from as-
    sets...............   $185,067    $16,860  $(3,565)   $11,200     $187,162
                          ========    =======  =======    =======     ========