Form 10-Q
period 1997-03-31
BOSTON GAS CO
filed 1997-04-30
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             March 31, 1997
                                          ----------------------------------

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


                ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                -----------------------------------------------
                   (Address of principal executive offices)
                   ----------------------------------------
                                  (Zip Code)

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

                                                            FORM 10-Q
                                                            Page 2

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                       (In Thousands)

                                                      Three Months Ended
                                                      ------------------

                                                      March 31,  March 31,
                                                         1997      1996
                                                       --------  --------


OPERATING REVENUES                                     $312,538   $343,341
COST OF GAS SOLD                                        197,459    221,167
                                                       --------   --------
OPERATING MARGIN                                        115,079    122,174

OPERATING EXPENSES:
 Other operating expenses                                43,530     49,748
 Maintenance                                              6,328      7,659
 Depreciation and amortization                           16,431     18,002
 Income taxes                                            17,127     16,431
                                                       --------   --------
 Total Operating Expenses                                83,416     91,840
                                                       --------   --------
OPERATING EARNINGS                                       31,663     30,334

OTHER EARNINGS, NET                                          91         73
                                                       --------   --------

EARNINGS BEFORE INTEREST EXPENSE                         31,754     30,407

INTEREST EXPENSE:
 Long-term debt                                           4,192      4,192
 Other, including amortization
   of debt expense                                          818        740
 Less - Interest during construction                        (76)       (28)
                                                       --------   --------
 Total Interest Expense                                   4,934      4,904
                                                       --------   --------

NET EARNINGS                                             26,820     25,503

Preferred Stock Dividends                                   482        482
                                                       --------   --------

NET EARNINGS APPLICABLE TO COMMON STOCK                $ 26,338   $ 25,021
                                                       ========   ========

COMMON STOCK DIVIDENDS                                 $ 16,351   $ 10,335
                                                       --------   --------




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                        (In Thousands)

                                                March 31,   March 31,   December 31,
                                                 1997         1996          1996
                                              -----------  -----------  -------------



ASSETS


GAS PLANT, at cost                              $811,427      $761,326       $812,114
Construction work-in-progress                     14,997         9,690          4,604
  Less-Accumulated depreciation                  306,463       272,310        290,492
                                                --------      --------       --------
       Total Net Plant                           519,961       498,706        526,226
                                                --------      --------       --------


CURRENT ASSETS:

  Cash and cash equivalents                        1,216         2,275          1,474
  Accounts receivable, less reserves
    of $17,410 and $18,717 at
    March 31, 1997 and 1996,
    respectively, and $15,963 at
    December 31, 1996                            132,947       142,979         76,832
  Deferred gas costs                              26,791             -         75,337
  Natural gas and other inventories               25,017        10,437         49,287
  Materials and supplies                           4,107         5,278          3,809
  Prepaid expenses                                 2,557         3,317          2,759
  Income taxes                                         -             -         10,411
                                                --------      --------       --------
       Total Current Assets                      192,635       164,286        219,909
                                                --------      --------       --------


OTHER ASSETS:

  Deferred postretirement benefits cost           87,404        91,225         88,563
  Deferred charges and other assets               34,336        30,823         42,346
                                                --------      --------       --------
       Total Other Assets                        121,740       122,048        130,909
                                                --------      --------       --------

       TOTAL ASSETS                             $834,336      $785,040       $877,044
                                                ========      ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                         (In Thousands)

                                                 March 31,  March 31,  December 31,
                                                    1997       1996       1996
                                                  ---------  --------  -----------

LIABILITIES AND STOCKHOLDER'S INVESTMENT


CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding      $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                    43,233    43,233    43,233
   Retained earnings                                143,969   134,232   133,980
                                                   --------  --------  --------
     Total Common Stockholder's Investment          238,620   228,883   228,631


 Cumulative preferred stock, $1 par value,
    1,200,000 shares authorized and outstanding      29,301    29,267    29,293

 Long-term obligations, less current portion        211,621   212,091   211,743
                                                   --------  --------  --------
     Total Capitalization                           479,542   470,241   469,667

 Gas Inventory Financing                             34,636    19,187    55,594
                                                   --------  --------  --------

     TOTAL CAPITALIZATION AND GAS INVENTORY
         FINANCING                                  514,178   489,428   525,261
                                                   --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations              470     1,550     1,029
  Notes payable                                      39,600    11,300    57,000
  Accounts payable                                   48,092    47,535    73,313
  Accrued taxes                                       4,956     5,884     1,206
  Accrued income taxes                               19,014    19,275         -
  Accrued interest                                    8,449     8,054     4,339
  Customer deposits                                   2,426     2,684     2,382
  Refunds due customers                               3,353     4,747     3,384
  Pipeline transition costs                           8,168     9,260    16,494
  Refundable gas costs                                    -     2,659         -
                                                   --------  --------  --------
     TOTAL CURRENT LIABILITIES                      134,528   112,948   159,147

OTHER LIABILITIES:

  Deferred income taxes                              74,549    67,453    76,277
  Unamortized investment tax credits                  6,610     7,535     6,836
  Postretirement benefits obligation                 84,430    85,908    84,827
  Other                                              20,041    21,768    24,696
                                                   --------  --------  --------
    Total Other Liabilities                         185,630   182,664   192,636
                                                   --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT     $834,336  $785,040  $877,044
                                                   ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
                                                         (In Thousands)
                                                       Three Months Ended
                                                       ------------------
                                                      March 31,   March 31,
                                                        1997        1996
                                                       --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                         $ 26,820    $ 25,503
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                        16,431      18,002
    Deferred taxes                                       (1,728)     (4,548)
    Other changes in assets and liabilities:
     Accounts receivable                                (56,115)    (68,460)
     Inventory                                           23,972      24,191
     Deferred gas costs                                  48,546      74,599
     Deferred post-retirement benefits                      762       1,923
     Accounts payable                                   (25,221)     (5,955)
     Accrued interest                                     4,110       4,095
     Federal and state income taxes                      29,425      19,643
     Refunds due customers                                  (31)     (8,426)
     Other                                                3,397       3,727
                                                       --------    --------
Net cash provided by operating activities                70,368      84,294
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (10,256)     (9,398)
 Net cost of removal                                       (816)       (537)
                                                       --------    --------
Net cash used for investing activities                  (11,072)     (9,935)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable, net                          (17,400)    (40,700)
 Changes in inventory financing                         (20,958)    (26,413)
 Amortization of preferred stock issuance costs               8           5
 Cash dividends paid on common and preferred stock      (21,204)    (10,817)
                                                       --------    --------
Net cash used for financing activities                  (59,554)    (77,925)
                                                       --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (258)     (3,566)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,474       5,841
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  1,216    $  2,275
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest, net of amounts capitalized                $  1,011    $    718
   Income taxes                                        $(10,338)   $  1,423




 The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 6

                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1997
                                 --------------




   1.  ACCOUNTING POLICIES AND OTHER INFORMATION
       -----------------------------------------

     GENERAL
     -------

     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Company's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1996 filed on Form 10-K, are adequate to make the information presented not misleading.


     SEASONAL ASPECT
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to the ambient air temperature. Consequently, there is less gas throughput during the summer months than during the winter months. In order to more properly match depreciation and property tax expense with margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.


   2. GAS INVENTORY FINANCING
      -----------------------

     The Company funds all of its inventory of gas supplies through external sources. All costs related to this funding are recoverable from its customers. The Company maintains a credit agreement with a group of banks which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. At March 31, 1997 and 1996, the Company had $34,636,000 and $19,187,000, respectively, of commercial paper outstanding for this purpose. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets.

                                                            FORM 10-Q
                                                            Page 7


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------- ---------------------------------------------------------------
            RESULTS OF OPERATIONS:
            ----------------------




            Net earnings applicable to common stock for the first quarter of 1997 were $26.3 million, an increase of $1.3 million or 5.3% from the same period in 1996. The negative impact of warmer weather was more than offset by sales to new customers, lower weather related operating costs, a gain on the settlement of pension obligations and a change in the inter-period allocation of depreciation and property tax expense.

            Weather for the first quarter was 7.7% warmer than normal and 8.5% warmer than the first quarter of 1996. The warmer weather and lower demand by existing customers reduced net earnings by about $5.0 million after taking into consideration the lower weather related operating costs. Throughput growth and the pension gain contributed $2.0 million and $1.2 million to net earnings, respectively.

            Effective January 1, 1997 the Company changed the inter-period allocation of depreciation and property tax expense from a firm sales volume to a firm throughput basis, reflecting the increasing importance of unbundled transportation service. This change reduced first quarter 1997 expenses by $3.6 million or $2.2 million after tax, as compared to 1996. These expenses will be increased by a like amount over the remainder of 1997, predominantly in the third quarter.



            LIQUIDITY AND CAPITAL RESOURCES


            The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1997 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

            Capital expenditures for the year are projected to be in line with the original estimate of $51 million.

                                                            FORM 10-Q
                                                            Page 8



                           PART II. OTHER INFORMATION
                           --------------------------


   ITEM 1.  LEGAL PROCEEDINGS
   --------------------------

   Other than the ordinary routine litigation involving the Company's business, there are no material pending legal proceedings involving the Company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   ------------------------------------------------------------

     (a) The annual meeting of stockholders of the Company was held on February 18, 1997.

     (b) On February 18, 1997, 514,184 shares of Company's common stock, being all its capital stock outstanding, voted in favor of electing the following Directors to serve until the next annual meeting of the stockholders and until their successors are elected and qualified:

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

                                                            FORM 10-Q
                                                            Page 9


                                   SIGNATURES
                                   ----------



     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the business of the Company. Except as otherwise herein indicated, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year end adjustments and an annual audit by independent public accountants.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Boston Gas Company
                              -------------------------------------------------
                                             (Registrant)


                                  /s/          Joseph F. Bodanza
                              -------------------------------------------------
                              J. F. Bodanza, Senior Vice President and Treasurer
                                (Principal Financial and Accounting Officer)


Dated:  April 30, 1997
      -------------------