Form 10-Q
period 1997-06-30
BOSTON GAS CO
filed 1997-07-28
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1997
                                           ---------------------------------

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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                    (In Thousands)

                                         For The Three Months  The Six Months
                                                 Ended              Ended
                                        ---------------------- --------------------
                                            June 30, June 30,    June 30,  June 30,
                                              1997     1996        1997      1996
                                        ----------- ---------- ---------- ----------
OPERATING REVENUES                         $139,743   $136,520   $452,281   $479,861
 Cost of gas sold                            75,493     77,211    272,952    298,378
                                           --------   --------   --------   --------
 OPERATING MARGIN                            64,250     59,309    179,329    181,483

OPERATING EXPENSES:
 Other operating expenses                    37,929     37,295     81,459     87,043
 Maintenance                                  4,901      5,292     11,229     12,951
 Depreciation and amortization               10,051      8,881     26,482     26,883
 Income taxes                                 2,660      1,502     19,787     17,933
                                           --------   --------   --------   --------
 Total Operating Expenses                    55,541     52,970    138,957    144,810
                                           --------   --------   --------   --------
OPERATING EARNINGS                            8,709      6,339     40,372     36,673

OTHER EARNINGS, NET                              95        262        186        335
                                           --------   --------   --------   --------

EARNINGS BEFORE INTEREST EXPENSE              8,804      6,601     40,558     37,008

INTEREST EXPENSE:
 Long-term debt                               4,193      4,193      8,385      8,385
 Other, including amortization
   of debt expense                              375        168      1,193        908
 Less - Interest during construction           (139)       (83)      (215)      (111)
                                           --------   --------   --------   --------
 Total Interest Expense                       4,429      4,278      9,363      9,182
                                           --------   --------   --------   --------

NET EARNINGS                                  4,375      2,323     31,195     27,826

Preferred Stock Dividends                       481        481        963        963
                                           --------   --------   --------   --------

NET EARNINGS APPLICABLE TO COMMON STOCK    $  3,894   $  1,842   $ 30,232   $ 26,863
                                           --------   --------   --------   --------

COMMON STOCK DIVIDENDS                     $      -   $      -   $ 16,351   $ 10,335
                                           --------   --------   --------   --------



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                           June 30,     June 30,   December 31,
                                             1997         1996         1996
                                          -----------  -----------  -------------
ASSETS

GAS PLANT, at cost                         $811,422      $761,593     $812,114
Construction work-in-progress                26,083        20,104        4,604
  Less-Accumulated depreciation             314,518       279,744      290,492
                                           --------      --------     --------
       Total Net Plant                      522,987       501,953      526,226
                                           --------      --------     --------

CURRENT ASSETS:

  Cash and cash equivalents                     646        18,077        1,474
  Accounts receivable, less reserves
    of $17,754 and $19,360 at
    June 30, 1997 and 1996,
    respectively, and $15,963 at
    December 31, 1996                        77,147        76,830       76,832
  Deferred gas costs                         17,048         5,449       75,337
  Natural gas and other inventories          30,669        29,704       49,287
  Materials and supplies                      4,403         4,829        3,809
  Prepaid expenses                            3,052         4,455        2,759
  Income taxes                                    -             -       10,411
                                           --------      --------     --------
       Total Current Assets                 132,965       139,344      219,909
                                           --------      --------     --------

OTHER ASSETS:

  Deferred postretirement benefits cost      86,245        91,148       88,563
  Deferred charges and other assets          27,560        31,109       42,346
                                           --------      --------     --------
       Total Other Assets                   113,805       122,257      130,909
                                           --------      --------     --------

TOTAL ASSETS                               $769,757      $763,554     $877,044
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

                                                   June 30,  June 30,  December 31,
                                                     1997       1996       1996
                                                   ---------  --------  -----------

LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding       $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                     43,233    43,233    43,233
   Retained earnings                                 147,862   136,073   133,980
                                                    --------  --------  --------
     Total Common Stockholder's Investment           242,513   230,724   228,631


   Cumulative preferred stock, $1 par value,
     1,200,000 shares authorized and outstanding      29,309    29,276    29,293

 Long-term obligations, less current portion         211,496   211,978   211,743
                                                    --------  --------  --------
     Total Capitalization                            483,318   471,978   469,667

GAS INVENTORY FINANCING                               29,990    23,754    55,594
                                                    --------  --------  --------

     TOTAL CAPITALIZATION AND GAS INVENTORY
         FINANCING                                   513,308   495,732   525,261
                                                    --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations               482     1,561     1,029
  Notes payable                                          400         -    57,000
  Accounts payable                                    40,006    50,941    73,313
  Accrued taxes                                        3,399     3,867     1,206
  Accrued income taxes                                17,800     7,651         -
  Accrued interest                                     4,299     4,279     4,339
  Customer deposits                                    2,375     2,555     2,382
  Refunds due customers                                3,939     3,835     3,384
  Pipeline transition costs                                -    10,852    16,494
                                                    --------  --------  --------
     TOTAL CURRENT LIABILITIES                        72,700    85,541   159,147
                                                    --------  --------  --------


OTHER LIABILITIES:
  Deferred income taxes                               73,915    68,707    76,277
  Unamortized investment tax credits                   6,384     7,302     6,836
  Postretirement benefits obligation                  84,102    85,618    84,827
  Other                                               19,348    20,654    24,696
                                                    --------  --------  --------
    Total Other Liabilities                          183,749   182,281   192,636
                                                    --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT      $769,757  $763,554  $877,044
                                                    ========  ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                  FORM 10-Q
                                                                  Page 5


BOSTON GAS COMPANY AND SUBSIDIARY
-------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                           (In Thousands)
                                                       For The Six Months Ended
                                                      --------------------------
                                                           June 30,   June 30,
                                                             1997       1996
                                                          ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                            $  31,195   $ 27,826
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                            26,482     26,883
    Deferred taxes                                           (2,362)    (3,294)
    Other changes in assets and liabilities:
     Accounts receivable                                       (315)    (2,311)
     Inventory                                               18,024      5,373
     Deferred gas costs                                      58,289     66,491
     Deferred post-retirement benefits                        1,593      1,710
     Accounts payable                                       (33,307)    (2,549)
     Accrued interest                                           (40)       320
     Federal and state income taxes                          28,211      8,019
     Refunds due customers                                      555     (9,338)
     Other                                                     (790)       633
                                                          ---------   --------
Net cash provided by operating activities                   127,535    119,763
                                                          ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (22,566)   (20,852)
 Net cost of removal                                         (1,924)    (1,545)
                                                          ---------   --------
Net cash used for investing activities                      (24,490)   (22,397)
                                                          ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in short-term debt, net                            (56,600)   (52,000)
 Changes in inventory financing                             (25,604)   (21,846)
 Changes in preferred stock                                      16         14
 Cash dividends paid on common and preferred stock          (21,685)   (11,298)
                                                          ---------   --------
Net cash used for financing activities                     (103,873)   (85,130)
                                                          ---------   --------

INCREASE IN CASH AND CASH EQUIVALENTS                          (828)    12,236

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,474      5,841
                                                          ---------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     646   $ 18,077
                                                          =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
   Interest, net of amounts capitalized                   $   9,851   $  9,082
   Income taxes                                           $  (5,611)  $ 13,361


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

                                 JUNE 30, 1997
                                 -------------




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

                                                            FORM 10-Q
                                                            Page 7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -----------------------------------------------------------------------
       OF OPERATIONS:
       --------------

       RESULTS OF OPERATIONS

       Net earnings applicable to common stock for the second quarter of 1997 were $3.9 million, an increase of $2.1 million or more than double the same period in 1996. This increase primarily reflects the impact of the rate increase, strong throughput growth and weather that was 24% colder than normal and 10% colder than last year. The positive effect of the preceding on gross margins coupled with lower operating costs was slightly offset by a change in the inter-period allocation of depreciation and property taxes.

       Net earnings applicable to common stock for the first six months of 1997 were $30.2 million, an increase of $3.4 million or 13% as compared to the first six months of 1996. The negative impact of 3% warmer weather compared to 1996 was more than offset by throughput growth, the rate increase, a gain on the settlement of pension obligations, reduced operating costs and a change in the inter-period allocation of depreciation and property tax expense.

       Effective January 1, 1997 the Company changed the inter-period allocation of depreciation and property tax expense from a firm sales volume to a firm throughput basis, reflecting the increasing importance of unbundled transportation service. This change reduced year to date 1997 expenses by $2.9 million or $1.8 million after tax. These expenses will be increased by a like amount over the remainder of 1997, predominantly in the third quarter.


       LIQUIDITY AND CAPITAL RESOURCES

       The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1997 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

       Capital expenditures for the year are now projected to be $53.6 million compared to the original estimate of $51.3 million.


       OTHER MATTERS

       On May 16, 1997 the Company received a positive decision from the Massachusetts Department of Public Utilities (the "Department") concerning its request for reconsideration, clarification and recalculation of the Department's November 1996 rate order. The Department granted an additional $1.9 million in revenues (a $6.3 million increase was granted in the November 1996 Order) and reduced the productivity factor portion of the Performance-Based Rate ("PBR") formula established in its November 1996 Order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes add approximately $3.5 million to revenue next year, increasing to about $8.0 million by 2002, the last year of the plan. On June 5, 1997, the Company filed a notice of appeal of the Department's orders to the Massachusetts supreme judicial court. The Company expects that the appeal will take approximately one year, and that any relief granted by the court will be prospective.

       On July 18, 1997, the Department issued a letter directing all ten investor-owned local gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. The Department deferred Phase II of the Company's unbundling proceeding, which was to address residential unbundling and a permanent capacity assignment method, subject to its assessment of the progress of the collaborative discussions.

                                                            FORM 10-Q
                                                            Page 8


                           PART II. OTHER INFORMATION
                           --------------------------



          ITEM 1.  LEGAL PROCEEDINGS
          --------------------------

          On June 30, 1997 the capital lease for the LNG tanks in Lynn and Salem Massachusetts between the Company's wholly owned subsidiary Massachusetts LNG Incorporated ("Mass LNG") and Industrial National Leasing Corporation expired. Upon the expiration of the lease, the Company filed suit in state superior court seeking a declaratory order that the lease entitles Mass LNG to purchase the tanks at a stipulated loss value. Pending the court's decision or a negotiated outcome, the parties have agreed that Mass LNG will continue to operate and maintain the tanks.


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



                                                   Boston Gas Company
                                      -----------------------------------------
                                                       (Registrant)



                                      /s/            Joseph F. Bodanza
                                      -----------------------------------------
                                      J. F. Bodanza, Senior Vice President and
                                      Treasurer (Principal Financial and
                                      Accounting Officer)



          Dated:   July 28, 1997
                --------------------