Form 10-Q
period 1997-09-30
BOSTON GAS CO
filed 1997-10-24
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 1997
                                        --------------------------------------

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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------


                                                      (In Thousands)

                                     For The Three Months Ended  For The Nine Months Ended
                                     -----------------------------------------------------

                                          Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                                             1996       1997       1997      1996
                                           --------   --------   --------   --------
OPERATING REVENUES                          $57,874    $59,453   $510,155   $539,314
 Cost of gas sold                            20,847     24,720    293,799    323,098
                                            -------    -------   --------   --------
 OPERATING MARGIN                            37,027     34,733    216,356    216,216

OPERATING EXPENSES:
 Other operating expenses                    32,406     33,240    113,865    120,283
 Maintenance                                  4,839      5,497     16,068     18,448
 Depreciation and amortization                7,323      4,746     33,805     31,629
 Income taxes                                (5,520)    (4,992)    14,267     12,941
                                            -------    -------   --------   --------
 Total Operating Expenses                    39,048     38,491    178,005    183,301
                                            -------    -------   --------   --------
OPERATING EARNINGS (LOSS)                    (2,021)    (3,758)    38,351     32,915

OTHER EARNINGS, NET                             134        251        320        586
                                            -------    -------   --------   --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE      (1,887)    (3,507)    38,671     33,501

INTEREST EXPENSE:
 Long-term debt                               4,191      4,192     12,576     12,577
 Other, including amortization
   of debt expense                              118        143      1,311      1,051
 Less - Interest during construction           (183)      (163)      (398)      (274)
                                            -------    -------   --------   --------
 Total Interest Expense                       4,126      4,172     13,489     13,354
                                            -------    -------   --------   --------

NET EARNINGS (LOSS)                          (6,013)    (7,679)    25,182     20,147

Preferred Stock Dividends                       482        482      1,445      1,445
                                            -------    -------   --------   --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                $(6,495)   $(8,161)  $ 23,737   $ 18,702
                                            -------    -------   --------   --------

COMMON STOCK DIVIDENDS                      $     -    $     -   $ 16,351   $ 10,335
                                            =======    =======   ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                        (In Thousands)

                                           Sept. 30, Sept. 30, Dec. 31,
                                             1997      1996      1996
                                           --------  --------  --------
ASSETS

GAS PLANT, at cost                         $813,474  $760,015  $812,114
Construction work-in-progress                37,898    35,959     4,604
  Less-Accumulated depreciation             320,537   282,583   290,492
                                           --------  --------  --------
       Total Net Plant                      530,835   513,391   526,226
                                           --------  --------  --------


CURRENT ASSETS:

  Cash and cash equivalents                   2,048     2,626     1,474
  Accounts receivable, less reserves
    of $16,136 and $17,408 at
    September 30, 1997 and 1996,
    respectively, and $15,963
    December 31, 1996                        33,390    32,185    76,832
  Deferred gas costs                         49,750    44,773    75,337
  Natural gas and other inventories          49,458    48,728    49,287
  Materials and supplies                      4,347     4,602     3,809
  Prepaid expenses                            3,300     4,588     2,759
  Income taxes                                    -     7,099    10,411
                                           --------  --------  --------
       Total Current Assets                 142,293   144,601   219,909
                                           --------  --------  --------


OTHER ASSETS:

  Deferred postretirement benefits cost      85,086    89,808    88,563
  Deferred charges and other assets          27,485    34,180    42,346
                                           --------  --------  --------
       Total Other Assets                   112,571   123,988   130,909
                                           --------  --------  --------

TOTAL ASSETS                               $785,699  $781,980  $877,044
                                           ========  ========  ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                                 Sept. 30,  Sept. 30,  Dec. 31,
                                                   1997       1996       1996
                                                 --------   --------   --------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding     $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                   43,233    43,233    43,233
   Retained earnings                               141,366   127,913   133,980
                                                  --------  --------  --------
     Total Common Stockholder's Investment         236,017   222,564   228,631


   Variable term cumulative preferred stock,
    $1 par value, 1,200,000 shares authorized
    and outstanding                                 29,318    29,284    29,293

 Long-term obligations, less current portion       211,367   211,862   211,743
                                                  --------  --------  --------
     Total Capitalization                          476,702   463,710   469,667

 Gas Inventory Financing                            48,059    49,159    55,594
                                                  --------  --------  --------

     Total Capitalization and Gas Inventory
         Financing                                 524,761   512,869   525,261
                                                  --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations             494     1,017     1,029
  Notes payable                                      5,600    13,700    57,000
  Accounts payable                                  42,316    41,771    73,313
  Accrued taxes                                      2,229     1,706     1,206
  Accrued income taxes                               9,594         -         -
  Accrued interest                                   8,530     8,503     4,339
  Customer deposits                                  2,302     2,409     2,382
  Refunds due customers                              3,609     3,880     3,384
  Pipeline transition costs                              -     9,225    16,494
                                                  --------  --------  --------
     Total Current Liabilities                      74,674    82,211   159,147
                                                  --------  --------  --------


OTHER LIABILITIES:
  Deferred income taxes                             74,704    71,350    76,277
  Unamortized investment tax credits                 6,157     7,069     6,836
  Postretirement benefits obligation                83,657    85,255    84,827
  Other                                             21,746    23,226    24,696
                                                  --------  --------  --------
    Total Other Liabilities                        186,264   186,900   192,636
                                                  --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT    $785,699  $781,980  $877,044
                                                  ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5



BOSTON GAS COMPANY AND SUBSIDIARY
----------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------

                                                        (In Thousands)

                                                   For The Nine Months Ended
                                                   -------------------------
                                                      Sept. 30,   Sept. 30,
                                                        1997        1996
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                         $ 25,182    $ 20,147
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                        33,805      31,629
    Deferred taxes                                       (1,573)       (651)
    Other changes in assets and liabilities:
     Accounts receivable                                 43,442      42,334
     Inventory                                             (709)    (13,424)
     Deferred gas costs                                  25,587      27,167
     Accounts payable                                   (30,997)    (11,719)
     Accrued interest                                     4,191       4,544
     Federal and state income taxes                      20,005      (6,731)
     Refunds due customers                                  225      (9,293)
     Other                                                2,495      (1,246)
                                                       --------    --------
Net cash provided by operating activities               121,653      82,757
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                   (36,806)    (36,750)
 Net cost of removal                                     (3,196)     (2,723)
                                                       --------    --------
Net cash used for investing activities                  (40,002)    (39,473)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in short-term debt, net                        (51,400)    (38,300)
 Changes in inventory financing                          (7,535)      3,559
 Changes in preferred stock                                  25          22
 Cash dividends paid on common and preferred stock      (22,167)    (11,780)
                                                       --------    --------
Net cash used for financing activities                  (81,077)    (46,499)
                                                       --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            574      (3,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,474       5,841
                                                       --------    --------

Cash and cash equivalents at end of period             $  2,048    $  2,626
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest, net of amounts capitalized                $ 10,299    $  9,673
   Income taxes                                        $ (3,481)   $ 20,567



 The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 6


                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------



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

                                                            FORM 10-Q
                                                            Page 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS:
         --------------

         RESULTS OF OPERATIONS
         ---------------------

         The seasonal net loss of $6.5 million for the third quarter of 1997 was $1.7 million or 20% lower than the same period in 1996. This improvement reflects the impact of the rate increase, throughput growth and reduced operating costs. In addition, the tax provision for the third quarter includes a credit of $.9 million related to the examination of prior years' tax returns. The positive effect of the preceding was somewhat offset by a change in the inter-period allocation of depreciation and property taxes as discussed below.

         Net earnings applicable to common stock for the first nine months of 1997 were $23.7 million, an increase of $5.0 million or 27% as compared to the first nine months of 1996. The increase reflects throughput growth, the impact of the rate increase, a gain on the settlement of pension obligations and reduced operating costs partially offset by the negative impact of 3% warmer weather compared to the first nine months of 1996 and higher depreciation expense reflecting continued investment in system expansion and replacement.

         Effective January 1, 1997 the Company changed the inter-period allocation of depreciation and property tax expense from a firm sales volume to a firm throughput basis, reflecting the increasing importance of unbundled transportation service. This change increased third quarter 1997 expenses as compared to 1996 by $3.1 million or $1.9 million after tax, offsetting expenses which were decreased by a like amount for the first six months of 1997 as compared to 1996.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1997 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

         Capital expenditures for the year are now projected to be $54.9 million compared to the original estimate of $51.3 million reflecting additional system replacement work.


         OTHER MATTERS

         On May 16, 1997 the Company received a positive response from the Massachusetts Department of Public Utilities (the "Department") concerning its request for reconsideration, clarification and recalculation of the Department's November 1996 rate order. The Department granted an additional $1.9 million in revenues (a $6.3 million increase was granted in the November 1996 Order) and reduced the productivity factor portion of the Performance-Based Rate ("PBR") formula established in its November 1996 Order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes add approximately $3.5 million to revenue next year, increasing to about $8.0 million by 2002, the last year of the plan. On June 5, 1997, the Company filed a notice of appeal of the Department's orders to the Massachusetts supreme judicial court. The Company expects that the appeal will take approximately one year, and that any relief granted by the court will be prospective. The first annual PBR rate adjustment is expected to be effective November 1, 1997.

                                                            FORM 10-Q
                                                            Page 8

       OTHER MATTERS (CONTINUED)

       On July 18, 1997, the Department issued a letter directing all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. The Department deferred Phase II of the Company's unbundling proceeding, which was to address residential unbundling and a permanent capacity assignment method, subject to its assessment of the progress of the collaborative discussions.

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



     Dated:  October 24, 1997
           ----------------------