Form 10-Q/A
period 1997-09-30
BOSTON GAS CO
filed 1997-10-28
CIK 13390

                                   FORM 10-Q/A

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

                                                                     FORM 10-Q/A
                                                                     Page 2

                            AMMENDMENT TO FORM 10-Q

This Form 10-Q/A is being filed for the purpose of amending and restating the Company's Consolidated Statement of Earnings to correct only the column headings "Sept. 30, 1997" and "Sept. 30 1996" under the caption "For the Three Months Ended". These headings were incorrectly reversed in the initial filing on October 24, 1997.

                                                            FORM 10-Q/A
                                                            Page 3



                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------


                                                      (In Thousands)

                                     For The Three Months Ended  For The Nine Months Ended
                                     -----------------------------------------------------

                                          Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                                             1997       1996       1997      1996
                                           --------   --------   --------   --------
OPERATING REVENUES                          $57,874    $59,453   $510,155   $539,314
 Cost of gas sold                            20,847     24,720    293,799    323,098
                                            -------    -------   --------   --------
 OPERATING MARGIN                            37,027     34,733    216,356    216,216

OPERATING EXPENSES:
 Other operating expenses                    32,406     33,240    113,865    120,283
 Maintenance                                  4,839      5,497     16,068     18,448
 Depreciation and amortization                7,323      4,746     33,805     31,629
 Income taxes                                (5,520)    (4,992)    14,267     12,941
                                            -------    -------   --------   --------
 Total Operating Expenses                    39,048     38,491    178,005    183,301
                                            -------    -------   --------   --------
OPERATING EARNINGS (LOSS)                    (2,021)    (3,758)    38,351     32,915

OTHER EARNINGS, NET                             134        251        320        586
                                            -------    -------   --------   --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE      (1,887)    (3,507)    38,671     33,501

INTEREST EXPENSE:
 Long-term debt                               4,191      4,192     12,576     12,577
 Other, including amortization
   of debt expense                              118        143      1,311      1,051
 Less - Interest during construction           (183)      (163)      (398)      (274)
                                            -------    -------   --------   --------
 Total Interest Expense                       4,126      4,172     13,489     13,354
                                            -------    -------   --------   --------

NET EARNINGS (LOSS)                          (6,013)    (7,679)    25,182     20,147

Preferred Stock Dividends                       482        482      1,445      1,445
                                            -------    -------   --------   --------

NET EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                $(6,495)   $(8,161)  $ 23,737   $ 18,702
                                            -------    -------   --------   --------

COMMON STOCK DIVIDENDS                      $     -    $     -   $ 16,351   $ 10,335
                                            =======    =======   ========   ========



The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q/A
                                                            Page 4



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

                                                            FORM 10-Q/A
                                                            Page 5

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

                                                            FORM 10-Q/A
                                                            Page 6



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

                                                            FORM 10-Q/A
                                                            Page 7


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

                                                            FORM 10-Q/A
                                                            Page 8



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



     Dated:  October 28, 1997
           ----------------------