Form 10-Q
period 1998-03-31
BOSTON GAS CO
filed 1998-04-24
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             March 31, 1998
                                          ----------------------------------

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                         Commission File Number 2-23416
                                                -------

                              BOSTON GAS COMPANY
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                    04-1103580
     ------------------------------                  --------------------
     State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                ONE BEACON STREET, BOSTON, MASSACHUSETTS       02108
                ----------------------------------------       -----
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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                             (In Thousands)

                                           Three Months Ended
                                           ------------------

                                           March 31,  March 31,
                                             1998       1997
                                           --------   --------
OPERATING REVENUES                         $280,261   $312,538
Cost of gas sold                            164,668    197,459
                                           --------   --------
OPERATING MARGIN                            115,593    115,079

OPERATING EXPENSES:
 Other operating expenses                    40,677     43,530
 Maintenance                                  6,053      6,328
 Depreciation and amortization               17,240     16,431
 Income taxes                                18,319     17,127
                                           --------   --------
 Total Operating Expenses                    82,289     83,416
                                           --------   --------
OPERATING EARNINGS                           33,304     31,663

OTHER EARNINGS, NET                              92         91
                                           --------   --------

EARNINGS BEFORE INTEREST EXPENSE             33,396     31,754

INTEREST EXPENSE:
 Long-term debt                               4,192      4,192
 Other, including amortization
   of debt expense                              576        818
 Less - Interest during construction            (39)       (76)
                                           --------   --------
 Total Interest Expense                       4,729      4,934
                                           --------   --------

NET EARNINGS                                 28,667     26,820

Preferred Stock Dividends                       482        482
                                           --------   --------

NET EARNINGS APPLICABLE TO COMMON STOCK    $ 28,185   $ 26,338
                                           ========   ========

COMMON STOCK DIVIDENDS                     $ 12,649   $ 16,351
                                           --------   --------




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                     (In Thousands)

                                           March 31,    March 31,  December 31,
                                             1998         1997       1997
                                           --------     --------   ------------
ASSETS
GAS PLANT, at cost                         $866,128     $811,427     $866,784
Construction work-in-progress                11,922       14,997        2,715
  Less-Accumulated depreciation             345,861      306,463      329,918
                                           --------     --------     --------
       Total Net Plant                      532,189      519,961      539,581
                                           --------     --------     --------

CURRENT ASSETS:

  Cash and cash equivalents                   1,538        1,216          307
  Accounts receivable, less reserves
    of $17,048 and $17,410 at
    March 31, 1998 and 1997,
    respectively, and $15,783 at
    December 31, 1997                       136,160      132,947       89,859
  Deferred gas costs                         32,062       26,791       66,595
  Natural gas and other inventories          24,175       25,017       44,590
  Materials and supplies                      3,419        4,107        3,316
  Prepaid expenses                            1,844        2,557        1,777
                                           --------     --------     --------
       Total Current Assets                 199,198      192,635      206,444
                                           --------     --------     --------

OTHER ASSETS:

  Deferred postretirement benefits cost      82,587       87,404       83,926
  Deferred charges and other assets          48,352       34,336       48,206
                                           --------     --------     --------
       Total Other Assets                   130,939      121,740      132,132
                                           --------     --------     --------

       TOTAL ASSETS                        $862,326     $834,336     $878,157
                                           ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

Consolidated Balance Sheets
-------------------------------------------------

                                                              (In Thousands)

                                                    March 31,      March 31,     December 31,
                                                      1998           1997           1997
                                                    --------       --------      -----------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding       $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                     43,233         43,233         43,233
   Retained earnings                                 167,848        143,969        152,312
                                                    --------       --------       --------
     Total Common Stockholder's Investment           262,499        238,620        246,963


 Cumulative preferred stock, $1 par value,
    1,200,000 shares authorized and outstanding       29,335         29,301         29,326

 Long-term obligations, less current portion         211,101        211,621        211,236
                                                    --------       --------       --------
     Total Capitalization                            502,935        479,542        487,525

 Gas Inventory Financing                              31,610         34,636         55,502
                                                    --------       --------       --------

     Total Capitalization and Gas Inventory
         Financing                                   534,545        514,178        543,027
                                                    --------       --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations               520            470            507
  Notes payable                                       16,200         39,600         39,700
  Accounts payable                                    60,477         48,092         61,931
  Accrued taxes                                        4,568          4,956          1,392
  Accrued income taxes                                29,111         19,014         11,174
  Accrued interest                                     8,494          8,449          4,372
  Customer deposits                                    2,320          2,426          2,360
  Refunds due customers                                2,595          3,353          3,136
  Pipeline transition costs                                -          8,168              -
                                                    --------       --------       --------
     Total Current Liabilities                       124,285        134,528        124,572

OTHER LIABILITIES:
  Deferred income taxes                               76,542         74,549         79,128
  Unamortized investment tax credits                   5,719          6,610          5,931
  Postretirement benefits obligation                  82,721         84,430         83,274
  Other                                               38,514         20,041         42,225
                                                    --------       --------       --------
    Total Other Liabilities                          203,496        185,630        210,558
                                                    --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT      $862,326       $834,336       $878,157
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

                                                            FORM 10-Q
                                                            Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
----------------------------------------------------

Consolidated Statements of Cash Flows
----------------------------------------------------

                                                         (In Thousands)
                                                       Three Months Ended
                                                      ---------------------
                                                      March 31,   March 31,
                                                        1998        1997
                                                       --------    --------
Cash flows from operating activities:

 Net earnings                                          $ 28,667    $ 26,820
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                      17,240      16,431
      Deferred taxes                                     (2,586)     (1,728)
     Other changes in assets and liabilities:
       Accounts receivable                              (46,301)    (56,115)
       Inventory                                         20,312      23,972
       Deferred gas costs                                34,533      48,546
       Deferred post-retirement benefits                    786         762
       Accounts payable                                  (1,454)    (25,221)
       Accrued interest                                   4,122       4,110
       Federal and state income taxes                    17,937      29,425
       Refunds due customers                               (541)        (31)
       Other                                               (788)      3,397
                                                       --------    --------
Net cash provided by operating activities                71,927      70,368
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (9,204)    (10,256)
 Net cost of removal                                       (978)       (816)
                                                       --------    --------
Net cash used for investing activities                  (10,182)    (11,072)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable, net                          (23,500)    (17,400)
 Changes in inventory financing                         (23,892)    (20,958)
 Amortization of preferred stock issuance costs               9           8
 Cash dividends paid on common and preferred stock      (13,131)    (21,204)
                                                       --------    --------
Net cash used for financing activities                  (60,514)    (59,554)
                                                       --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,231        (258)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            307       1,474
                                                       --------    --------

Cash and cash equivalents at end of period             $  1,538    $  1,216
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest, net of amounts capitalized               $    837    $  1,011
    Income taxes                                       $  3,193    $(10,338)




 The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 6

                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1998
                                 --------------




1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General
     -------

     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Company's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1997 filed on Form 10-K, are adequate to make the information presented not misleading.


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

                                                            FORM 10-Q
                                                            Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     ----------------------

     Net earnings applicable to common stock for the first quarter of 1998 were $28.2 million, an increase of $1.8 million or 7% from the same period in 1997. Lower operating costs ($2.6 million), higher average rates ($1.1 million) and throughput growth ($1.0 million) were partially offset by warmer weather ($1.7 million) and the absence of a pension settlement gain reflected in 1997 ($1.2 million). The decrease in operating costs reflects weather-related reductions and cost control measures.

     Revenues for the first quarter of 1998 declined $32.3 million or 10% from the same period last year primarily due to the pass through of lower gas costs ($24.9 million) and the migration of customers from firm sales to transportation-only service ($11.9 million). This revenue decrease has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. The revenue decrease also reflects 4% warmer weather ($9.7 million), partially offset by growth in throughput and higher non-firm sales.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1998 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

     Capital expenditures for the year are projected to be in line with the original estimate of $59 million.

                                                            FORM 10-Q
                                                            Page 8



                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     Other than the Massachusetts LNG Inc. litigation and routine litigation involving the Company's business, there are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

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



                                        Boston Gas Company
                             --------------------------------------------------
                                           (Registrant)


                               /s/        Joseph F. Bodanza
                             --------------------------------------------------
                             J.F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:  April 24, 1998
      -------------------