Form 10-Q
period 1998-06-30
BOSTON GAS CO
filed 1998-07-24
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1998
                                           ---------------------------------

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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                                  (In Thousands)

                                              For The Three Months Ended  For The Six Months Ended
                                              --------------------------  ------------------------
                                               June 30,       June 30,     June 30,       June 30,
                                                 1998          1997         1998            1997
                                               -------        -------      ------         -------
OPERATING REVENUES                            $126,975       $139,743      $407,236       $452,281
 Cost of gas sold                               66,265         75,493       230,943        272,952
                                              --------       --------      --------       --------
 OPERATING MARGIN                               60,710         64,250       176,293        179,329

OPERATING EXPENSES:
 Other operating expenses                       32,500         37,929        73,169         81,459
 Maintenance                                     4,771          4,901        10,824         11,229
 Depreciation and amortization                  10,519         10,051        27,759         26,482
 Income taxes                                    3,325          2,660        21,644         19,787
                                              --------       --------      --------       --------
 Total Operating Expenses                       51,115         55,541       133,396        138,957
                                              --------       --------      --------       --------
OPERATING EARNINGS                               9,595          8,709        42,897         40,372

OTHER EARNINGS, NET                                184             95           276            186
                                              --------       --------      --------       --------

EARNINGS BEFORE INTEREST EXPENSE                 9,779          8,804        43,173         40,558

INTEREST EXPENSE:
 Long-term debt                                  4,192          4,193         8,384          8,385
 Other, including amortization
   of debt expense                                 264            375           840          1,193
 Less - Interest during construction               (97)          (139)         (136)          (215)
                                              --------       --------      --------       --------
 Total Interest Expense                          4,359          4,429         9,088          9,363
                                              --------       --------      --------       --------

NET EARNINGS                                     5,420          4,375        34,085         31,195

Preferred Stock Dividends                          481            481           963            963
                                              --------       --------      --------       --------

NET EARNINGS APPLICABLE TO COMMON STOCK       $  4,939       $  3,894      $ 33,122       $ 30,232
                                              --------       --------      --------       --------

COMMON STOCK DIVIDENDS                        $      -       $      -      $ 12,649       $ 16,351
                                              --------       --------      --------       --------


The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                            June 30,     June 30,   December 31,
                                              1998         1997        1997
                                           ----------   ----------  ------------
ASSETS
GAS PLANT, at cost                          $866,273     $811,422    $866,784
Construction work-in-progress                 24,813       26,083       2,715
  Less-Accumulated depreciation              354,761      314,518     329,918
                                            --------     --------    --------
       Total Net Plant                       536,325      522,987     539,581
                                            --------     --------    --------


CURRENT ASSETS:

  Cash and cash equivalents                    9,549          646         307
  Accounts receivable, less reserves
    of $16,840 and $17,754 at
    June 30, 1998 and 1997,
    respectively, and $15,783 at
    December 31, 1997                         77,971       77,147      89,859
  Deferred gas costs                          24,979       17,048      66,595
  Natural gas and other inventories           29,285       30,669      44,590
  Materials and supplies                       3,096        4,403       3,316
  Prepaid expenses                             2,466        3,052       1,777
                                            --------     --------    --------
       Total Current Assets                  147,346      132,965     206,444
                                            --------     --------    --------


OTHER ASSETS:

  Deferred postretirement benefits cost       81,247       86,245      83,926
  Deferred charges and other assets           47,255       27,560      48,206
                                            --------     --------    --------
       Total Other Assets                    128,502      113,805     132,132
                                            --------     --------    --------

TOTAL ASSETS                                $812,173     $769,757    $878,157
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

                                                      June 30,     June 30,    December 31,
                                                       1998          1997        1997
                                                      --------     --------    -----------

LIABILITIES AND STOCKHOLDER'S INVESTMENT


CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding        $ 51,418     $ 51,418      $ 51,418
   Amounts in excess of par value                      43,233       43,233        43,233
   Retained earnings                                  172,785      147,862       152,312
                                                     --------     --------      --------
     Total Common Stockholder's Investment            267,436      242,513       246,963


   Cumulative preferred stock, $1 par value,
     1,200,000 shares authorized and outstanding       29,343       29,309        29,326

 Long-term obligations, less current portion          210,962      211,496       211,236
                                                     --------     --------      --------
     Total Capitalization                             507,741      483,318       487,525

GAS INVENTORY FINANCING                                29,185       29,990        55,502
                                                     --------     --------      --------

     Total Capitalization and Gas Inventory
         Financing                                    536,926      513,308       543,027
                                                     --------     --------      --------


CURRENT LIABILITIES:
  Current portion of long-term obligations                533          482           507
  Notes payable                                             -          400        39,700
  Accounts payable                                     40,425       40,006        61,931
  Accrued taxes                                         2,855        3,399         1,392
  Accrued income taxes                                 22,425       17,800        11,174
  Accrued interest                                      4,340        4,299         4,372
  Customer deposits                                     2,220        2,375         2,360
  Refunds due customers                                 1,095        3,939         3,136
                                                     --------     --------      --------
     Total Current Liabilities                         73,893       72,700       124,572
                                                     --------     --------      --------


OTHER LIABILITIES:
  Deferred income taxes                                76,505       73,915        79,128
  Unamortized investment tax credits                    5,506        6,384         5,931
  Postretirement benefits obligation                   82,095       84,102        83,274
  Other                                                37,248       19,348        42,225
                                                     --------     --------      --------
    Total Other Liabilities                           201,354      183,749       210,558
                                                     --------     --------      --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT       $812,173     $769,757      $878,157
                                                     ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 5


BOSTON GAS COMPANY AND SUBSIDIARY
--------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------

                                                                      (In Thousands)
                                                                 For The Six Months Ended
                                                                 ------------------------
                                                                 June 30,       June 30,
                                                                   1998           1997
                                                                 --------       --------
Cash flows from operating activities:

      Net earnings                                               $ 34,085       $  31,195
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                              27,759          26,482
        Deferred taxes                                             (2,623)         (2,362)
        Other changes in assets and liabilities:
          Accounts receivable                                      11,888            (315)
          Inventory                                                15,525          18,024
          Deferred gas costs                                       41,616          58,289
          Deferred post-retirement benefits                         1,500           1,593
          Accounts payable                                        (21,506)        (33,307)
          Accrued interest                                            (32)            (40)
          Federal and state income taxes                           11,251          28,211
          Refunds due customers                                    (2,041)            555
          Other                                                    (3,394)           (790)
                                                                 --------       ---------
 Net cash provided by operating activities                        114,028         127,535
                                                                 --------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (22,854)        (22,566)
     Net cost of removal                                           (2,320)         (1,924)
                                                                 --------       ---------
 Net cash used for investing activities                           (25,174)        (24,490)
                                                                 --------       ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in short-term debt, net                              (39,700)        (56,600)
     Changes in inventory financing                               (26,317)        (25,604)
     Changes in preferred stock                                        17              16
     Cash dividends paid on common and preferred stock            (13,612)        (21,685)
                                                                 --------       ---------
 Net cash used for financing activities                           (79,612)       (103,873)
                                                                 --------       ---------

 INCREASE IN CASH AND CASH EQUIVALENTS                              9,242            (828)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     307           1,474
                                                                 --------       ---------

 Cash and cash equivalents at end of period                      $  9,549       $     646
                                                                 ========       =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid (received) during the period for:
       Interest, net of amounts capitalized                      $  9,558       $   9,851
       Income taxes                                              $ 13,456         ($5,611)

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

                                 JUNE 30, 1998
                                 -------------




1. ACCOUNTING POLICIES AND OTHER INFORMATION
   -----------------------------------------

     General
     -------

     It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1997 Annual Report filed on Form 10-K with the Securities and Exchange Commission.


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

                                                            FORM 10-Q
                                                            Page 7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
     OF OPERATIONS:
     --------------


     RESULTS OF OPERATIONS

     SECOND QUARTER

     Net earnings applicable to common stock for the second quarter of 1998 were $4.9 million, an increase of $1.0 million or 27% from the same period in 1997 primarily due to lower operating costs ($3.4 million) and throughput growth ($.6 million), partially offset by warmer weather ($2.9 million). Weather for the second quarter of 1998 was 3% warmer than normal in contrast to 24% colder than normal weather in the previous period. The lower operating costs principally reflect ongoing cost control measures.

     Revenues for the second quarter of 1998 declined $12.7 million from the second quarter of 1997 primarily due to warmer weather ($15.4 million) and the migration of customers from sales to transportation service ($4.1 million), partially offset by throughput growth and the pass through of higher gas costs.

     YEAR-TO-DATE

     Net earnings applicable to common stock for the first six months of 1998 were $33.1 million, an increase of $2.9 million or 10% as compared to the first six months of 1997. Lower operating costs ($5.3 million), throughput growth ($1.6 million) and higher average rates were partially offset by warmer weather($4.6 million). Weather was 9% warmer than normal in 1998, compared to near normal weather in 1997. The decrease in operating costs primarily reflects weather-related reductions and continued cost control measures.

     Lower revenues for the first six months of 1998 ($45.1 million) reflect warmer weather ($25.1 million), lower gas costs ($23.1 million) and the migration of customers from sales to transportation service ($16.0 million), somewhat offset by throughput growth. The revenue decrease associated with lower gas costs and customer migration has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

     FORWARD-LOOKING INFORMATION

     This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in the company's service area, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the company.

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

                                                            FORM 10-Q
                                                            Page 8



                           PART II. OTHER INFORMATION
                           --------------------------



     ITEM 1.  LEGAL PROCEEDINGS
     --------------------------

     On July 1, 1998, the Superior Court issued an order granting Industrial National Leasing Corporation's motion for partial summary judgment, finding that Mass LNG'S purchase rights under the lease were limited to a purchase at fair market value. Mass LNG intends to appeal this decision.

     Other than the Massachusetts LNG, Inc. litigation and routine litigation involving the Company's business, there are no material pending legal proceedings involving the Company.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ------------------------------------------------------------

     (a) The annual meeting of stockholders of the Company was held on June 22, 1998.

     (b) On June 22, 1998, 514,184 shares of Company's common stock, being all its capital stock outstanding, voted in favor of electing the following Directors to serve until the next annual meeting of the stockholders and until their successors are elected and qualified:

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



                                                Boston Gas Company
                                ------------------------------------------------
                                                   (Registrant)



                                /s/            Joseph F. Bodanza
                               -------------------------------------------------
                              J. F. Bodanza, Senior Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)



     Dated:   July 24, 1998
           --------------------