Form 10-Q
period 1998-09-30
BOSTON GAS CO
filed 1998-10-30
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 1998
                                           -------------------------

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

                                                                        FORM 10Q
                                                                          Page 2


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                      (In Thousands)

                                       For The Three Months Ended   For The Nine Months Ended
                                       --------------------------   -------------------------
                                          Sept. 30,   Sept. 30,       Sept. 30,  Sept. 30,
                                            1998        1997            1998       1997
                                           -------    -------          ------     -------
OPERATING REVENUES                          $62,684    $57,874        $469,920   $510,155
 Cost of gas sold                            25,108     20,847         256,051    293,799
                                            -------    -------        --------   --------
 OPERATING MARGIN                            37,576     37,027         213,869    216,356

OPERATING EXPENSES:
 Other operating expenses                    31,370     32,406         104,539    113,865
 Maintenance                                  5,686      4,839          16,510     16,068
 Depreciation and amortization                7,551      7,323          35,310     33,805
 Income taxes                                (4,403)    (5,520)         17,241     14,267
                                            -------    -------        --------   --------
 Total Operating Expenses                    40,204     39,048         173,600    178,005
                                            -------    -------        --------   --------
OPERATING EARNINGS (LOSS)                    (2,628)    (2,021)         40,269     38,351

OTHER EARNINGS, NET                             237        134             513        320
                                            -------    -------        --------   --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE      (2,391)    (1,887)         40,782     38,671

INTEREST EXPENSE:
 Long-term debt                               4,192      4,191          12,576     12,576
 Other, including amortization
   of debt expense                              108        118             948      1,311
 Less - Interest during construction           (157)      (183)           (293)      (398)
                                            -------    -------        --------   --------
 Total Interest Expense                       4,143      4,126          13,231     13,489
                                            -------    -------        --------   --------

NET EARNINGS (LOSS)                          (6,534)    (6,013)         27,551     25,182

Preferred Stock Dividends                       482        482           1,445      1,445
                                            -------    -------        --------   --------

NET EARNINGS (LOSS)
  APPLICABLE TO COMMON STOCK                $(7,016)   $(6,495)       $ 26,106   $ 23,737
                                            -------    -------        --------   --------

COMMON STOCK DIVIDENDS                      $     -    $     -        $ 12,649   $ 16,351
                                            -------    -------        --------   --------

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        FORM 10Q
                                                                          Page 3


BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                   (In Thousands)

                                           Sept. 30,  Sept. 30, Dec. 31,
                                             1998      1997       1997
                                           -------    ------    -------
ASSETS
GAS PLANT, at cost                        $866,147  $813,474  $866,784
Construction work-in-progress               38,038    37,898     2,715
  Less-Accumulated depreciation            359,108   320,537   329,918
                                          --------  --------  --------
       Total Net Plant                     545,077   530,835   539,581
                                          --------  --------  --------


CURRENT ASSETS:

Cash and cash equivalents                      509     2,048       307
Accounts receivable, less reserves
  of $16,626 and $16,136 at
  September 30, 1998 and 1997,
  respectively, and $15,783 at
  December 31, 1997                         41,210    33,390    89,859
Deferred gas costs                          48,853    49,750    66,595
Natural gas and other inventories           40,092    49,458    44,590
Materials and supplies                       3,137     4,347     3,316
Prepaid expenses                             2,150     3,300     1,777
                                          --------  --------  --------
  Total Current Assets                     135,951   142,293   206,444
                                          --------  --------  --------


OTHER ASSETS:

Deferred post-retirement benefits cost      79,907    85,086    83,926
Deferred charges and other assets           44,974    27,485    48,206
                                          --------  --------  --------
  Total Other Assets                       124,881   112,571   132,132
                                          --------  --------  --------

TOTAL ASSETS                              $805,909  $785,699  $878,157
                                          ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        FORM 10Q
                                                                          Page 4


BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                         (In Thousands)

                                                  Sept. 30,  Sept. 30,  Dec. 31,
                                                     1998      1997       1997
                                                  ---------  --------  ---------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding       $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                     43,233    43,233    43,233
   Retained earnings                                 165,770   141,366   152,312
                                                    --------  --------  --------
     Total Common Stockholder's Investment           260,421   236,017   246,963


   Cumulative preferred stock, $1 par value,
     1,200,000 shares authorized and outstanding      29,351    29,318    29,326

 Long-term obligations, less current portion         210,820   211,367   211,236
                                                    --------  --------  --------
     Total Capitalization                            500,592   476,702   487,525

GAS INVENTORY FINANCING                               39,192    48,059    55,502
                                                    --------  --------  --------

     Total Capitalization and Gas Inventory
         Financing                                   539,784   524,761   543,027
                                                    --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations               547       494       507
  Notes payable                                        6,300     5,600    39,700
  Accounts payable                                    38,893    42,316    61,931
  Accrued taxes                                        1,641     2,229     1,392
  Accrued income taxes                                 5,706     9,594    11,174
  Accrued interest                                     8,572     8,530     4,372
  Customer deposits                                    2,178     2,302     2,360
  Refunds due customers                                  458     3,609     3,136
                                                    --------  --------  --------
     TOTAL CURRENT LIABILITIES                        64,295    74,674   124,572
                                                    --------  --------  --------


OTHER LIABILITIES:
  Deferred income taxes                               77,229    74,704    79,128
  Unamortized investment tax credits                   5,294     6,157     5,931
  Post-retirement benefits obligation                 81,584    83,657    83,274
  Other                                               37,723    21,746    42,225
                                                    --------  --------  --------
    Total Other Liabilities                          201,830   186,264   210,558
                                                    --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT      $805,909  $785,699  $878,157
                                                    ========  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                        FORM 10Q
                                                                          Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
--------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------

                                                                           (In Thousands)
                                                                       For The Nine Months Ended
                                                                       -------------------------
                                                                         Sept. 30,   Sept. 30,
                                                                           1998        1997
                                                                          -------     -------
 CASH FLOWS FROM OPERATING ACTIVITIES:

      Net earnings                                                        $ 27,551    $ 25,182
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                                       35,310      33,805
        Deferred taxes                                                      (1,899)     (1,573)
        Other changes in assets and liabilities:
          Accounts receivable                                               48,649      43,442
          Inventory                                                          4,677        (709)
          Deferred gas costs                                                17,742      25,587
          Accounts payable                                                 (23,038)    (30,997)
          Accrued interest                                                   4,200       4,191
          Federal and state income taxes                                    (5,468)     20,005
          Refunds due customers                                             (2,678)        225
          Other                                                                754       2,495
                                                                          --------    --------
 Net cash provided by operating activities                                 105,800     121,653
                                                                          --------    --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (38,096)    (36,806)
     Net cost of removal                                                    (3,723)     (3,196)
                                                                          --------    --------
 Net cash used for investing activities                                    (41,819)    (40,002)
                                                                          --------    --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in short-term debt, net                                       (33,400)    (51,400)
     Changes in inventory financing                                        (16,310)     (7,535)
     Changes in preferred stock                                                 25          25
     Cash dividends paid on common and preferred stock                     (14,094)    (22,167)
                                                                          --------    --------
 Net cash used for financing activities                                    (63,779)    (81,077)
                                                                          --------    --------

 INCREASE IN CASH AND CASH EQUIVALENTS                                         202         574

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              307       1,474
                                                                          --------    --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    509    $  2,048
                                                                          ========    ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid (received) during the period for:
       Interest, net of amounts capitalized                               $ 10,006    $ 10,299
       Income taxes                                                       $(25,270)   $ (3,481)




 The accompanying notes are an integral part of these consolidated financial statements.

                                                                        FORM 10Q
                                                                          Page 6



                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1998
                              ------------------



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

                                                                        FORM 10Q
                                                                          Page 7



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------ -----------------------------------------------------------------------
       OF OPERATIONS:
       --------------

     RESULTS OF OPERATIONS

     Third Quarter

     The seasonal net loss of $7.0 million for the third quarter of 1998 was $.5 million or 8% higher than the loss reported for the same period in 1997. Excluding a third quarter 1997 tax benefit of $.9 million related to the examination of prior years' tax returns, the 1998 third quarter net loss of $7.0 million was $.4 million or 5% lower than last year. This improvement primarily reflects throughput growth ($.3 million) and higher rates.

     Revenues for the third quarter of 1998 increased $4.8 million from the third quarter of 1997 primarily due to the pass through of higher gas costs ($7.4 million) and throughput growth, partially offset by the migration of customers from sales to transportation service ($2.0 million).

     YEAR-TO-DATE

     Net earnings applicable to common stock for the first nine months of 1998 were $26.1 million, an increase of $2.4 million or 10% as compared to the first nine months of 1997. Lower operating expenses ($5.5 million), throughput growth ($1.9 million) and higher average rates were partially offset by warmer weather ($4.9 million)and higher depreciation expense reflecting continued investment in system expansion and replacement. Weather was 9% warmer than normal in 1998, compared to near normal weather in 1997. The decrease in operating costs primarily reflects weather-related reductions and continued cost control measures.

     Lower revenues for the first nine months of 1998 ($40.3 million) reflect warmer weather ($26.0 million), the migration of customers from sales to transportation service ($17.9 million) and lower gas costs ($15.6 million), somewhat offset by throughput growth and higher non-firm sales. The revenue decrease associated with lower gas costs and customer migration has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.


     YEAR 2000 ISSUES

     STATE OF READINESS

     The Company has assessed the impact of the year 2000 with respect to its Information Technology ("IT") systems and embedded chip technology systems as well as the Company's potential exposure to significant third party risks. Accordingly, the Company has initiated and completed substantial portions of a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

     With respect to IT systems, the Company has tested and certified as year 2000 ready, four of its eleven "mission critical" business systems. Of the remaining, one system is scheduled for certification in the fourth quarter of 1998; four are scheduled for replacement in the fourth quarter of 1998; and the last two are scheduled for replacement by the second quarter of 1999. All "less than critical" application systems will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software has been completed and the remaining non-compliant components of our client-server and data/voice communications infrastructure are scheduled for completion by the fourth quarter of 1998. Replacements or remediation of non-compliant E-mail and desktop hardware and software systems are scheduled for completion by the second quarter of 1999.

                                                                        FORM 10Q
                                                                          Page 8


     With respect to embedded chip systems, the Company has completed an inventory and expects to complete its assessment and action plan in the fourth quarter of 1998. All remediation, conversion and testing are scheduled for completion in the second quarter of 1999.

     The Company has identified material third party relationships and expects to complete a detailed survey and assessment of third party readiness by the fourth quarter of 1998, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

     COST OF YEAR 2000 REMEDIATION

     The Company expects the cost of year 2000 compliance will approximate $13 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added capabilities while also addressing the year 2000 issues. As of September 30, 1998 approximately $8.3 million of year 2000 compliance costs have been incurred.

     RISKS OF YEAR 2000 ISSUES

     The Company has assessed the most reasonable likely worst case year 2000 scenario. Given the Company's efforts to minimize the risk of year 2000 failure by its internal systems, the Company believes the worst case scenario would occur if its primary telecommunications vendor and/or its electricity supplier experiences a year 2000 failure which results in an outage. An outage would require the Company to enact disaster recovery measures to enable the continuation of service to its customers. Such measures would include utilization of the Company's co-generation capability for electrical power, relocating the customer inquiry function, and use of a wireless network for communications.

     CONTINGENCY PLANS

     The Company expects to develop and put in place detailed business contingency plans by the second quarter of 1999.


     FORWARD-LOOKING INFORMATION

     This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

     Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the timetable and cost for completing the Company's Year 2000 plans, the impact of third parties Year 2000 issues, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

                                                                        FORM 10Q
                                                                          Page 9


     LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1998 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

     Capital expenditures are now projected to be $61.1 million compared to the original estimate of $58.7 million reflecting additional spending on distribution system expansion and replacement.

                                                                        FORM 10Q
                                                                         Page 10

     PART II. OTHER INFORMATION
     --------------------------


     ITEM 1.  LEGAL PROCEEDINGS
     --------------------------

     On July 1, 1998, the Superior Court issued an order granting Industrial National Leasing Corporation's motion for partial summary judgement, finding that Mass LNG's purchase rights under the Lease were limited to a purchase at fair market value. Mass LNG intends to appeal this decision.

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

                                                                        FORM 10Q
                                                                         Page 11

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



                                                 Boston Gas Company
                                      -------------------------------------
                                                   (Registrant)



                              /s/              Joseph F. Bodanza
                              -------------------------------------------------
                              J.F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)



     Dated:   October 30, 1998
           -----------------------