Form 10-K
period 1998-12-31
BOSTON GAS CO
filed 1999-03-10
CIK 13390

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

                  For the fiscal year ended December 31, 1998

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

  Indicate the number of shares outstanding of the registrant's class of common stock as of February 12, 1999.

      All common stock, 514,184 shares, are held by Eastern Enterprises.

  The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 PART I
    Item 1.  Business
                                                                           Page
                                                                           ----
             General....................................................     1
             Markets and Competition....................................     1
             Gas Throughput.............................................     2
             Gas Supply.................................................     2
             Regulation.................................................     3
             Seasonality and Working Capital............................     4
             Environmental Matters......................................     4
             Employees..................................................     4
    Item 2.  Properties.................................................     5
    Item 3.  Legal Proceedings..........................................     5
    Item 4.  Submission of Matters to a Vote of Security Holders........     5
    Glossary.............................................................    6
 PART II
             Market for the Registrant's Common Equity and Related
    Item 5.   Stockholder Matters.......................................     7
    Item 6.  Selected Financial Data....................................     7
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     7
    Item 8.  Financial Statements and Supplementary Data................    10
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    10
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    11
    Item 11. Executive Compensation.....................................    11
             Security Ownership of Certain Beneficial Owners and
    Item 12.  Management................................................    11
    Item 13. Certain Relationships and Related Transactions.............    11
 PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14.  8-K.......................................................    12

                                    PART I

Item 1. Business.

General

  Boston Gas Company (the "Company"), is engaged in the transportation and sale of natural gas to approximately 535,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company is the largest natural gas distribution company in New England and has been in business for 176 years. All of the common stock of the Company is held by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts. Eastern has owned Boston Gas Company since 1929. The Company also sells gas for resale in Massachusetts and other states. The Company has one subsidiary, Massachusetts LNG Incorporated ("Mass LNG"), which retains the right to operate supplemental gas facilities on the Company's behalf (see Item 2, Properties).

  For definition of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

  The Company provides both local transportation services and gas supply for all customer classes under tariffs or contracts approved by the Massachusetts Department of Telecommunications and Energy, formerly the Department of Public Utilities ("the Department"). The Company first offered to provide separate, unbundled sales and transportation services to its largest commercial and industrial customers in 1993. In December 1996, the Company offered unbundled transportation service to all of its commercial and industrial customers, numbering over 41,000. As of December 31, 1998, 4,327 customers have chosen to purchase gas from 33 qualified third party suppliers. The Company views these third party suppliers as trade allies in marketing gas and increasing its throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition for gas suppliers and customers alike. The Company expects to implement residential unbundling in 1999. While the migration of customers from firm sales to transportation-only service will lower the Company's revenues, it has no impact on the Company's operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

  The Company offers both firm and non-firm services. Firm local transportation services and sales are provided under rate tariffs or contracts filed with the Department that typically obligate the Company to provide service without interruption throughout the year and obligate the customer to pay a level of fixed charges. Non-firm transportation services and sales are generally provided to large commercial and industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

Markets and Competition

  The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last six years, the Company has increased its share in the total stationary energy market from 31% to 37%. This market share compares to the national level of approximately 44%, and represents a growth opportunity for the Company. However, future market share cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources, the level of investment by the Company and customer perceptions of relative value.

Gas Throughput

  The following table, in BCF provides information with respect to the volumes of gas delivered by the Company during the three years 1996-1998.

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Residential...................................      37.9      41.7      42.8
   Commercial and industrial.....................      28.2      35.7      39.4
   Off-system sales..............................      12.7       7.4      12.2
                                                   --------  --------  --------
      Total sales................................      78.8      84.8      94.4
   Transportation of customer-owned gas..........      65.6      80.9      61.6
   Less: Off-system sales........................     (12.7)     (7.4)    (12.2)
                                                   --------  --------  --------
      Total throughput...........................     131.7     158.3     143.8
                                                   ========  ========  ========
      Total firm throughput......................     107.8     120.0     118.7
                                                   ========  ========  ========

  The above table excludes the cumulative effect of adopting the accrual method of revenue recognition as discussed in Note 1 of Notes to Consolidated Financial Statements. The one-time cumulative effect of this change increased total firm throughput in 1998 by 5.1 Bcf.

  Residential customers comprise 92% of the Company's customer base, while commercial and industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 29% of total throughput and 35% of total firm throughput, while commercial and industrial customers account for 71% of total throughput and 65% of total firm throughput. In 1998, approximately 70% of commercial and industrial customers' total throughput was local transportation-only services; Boston Edison Company, an electric utility on the Company's system, was responsible for approximately 40% of this local transportation throughput.

  No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1998.

Gas Supply

  The following table in BCF provides statistical information with respect to the Company's sources of supply during 1996-1998.

                                                    Years Ended December 31,
                                                    ------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
   Natural gas purchases.........................      82.6      87.5      93.9
   Liquefied natural gas ("LNG") purchases.......       --        1.4       3.0
                                                   --------  --------  --------
     Total purchases.............................      82.6      88.9      96.9
   Change in storage gas.........................      (0.5)      2.2      (3.4)
   Company use, unbilled and other...............      (3.3)     (6.3)       .9
                                                   --------  --------  --------
     Total sales.................................      78.8      84.8      94.4
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

                                                 Capacity in BCF
                                                 ---------------    Expiration
                     Pipeline                     Daily    Annual     Dates
                     --------                    -------  --------  ----------
   Algonquin Gas Transmission Company ("Algon-
    quin").....................................     0.28      87.4  1999-2012
   Tennessee Gas Pipeline Company
    ("Tennessee")..............................     0.18      66.9  2000-2012
                                                 -------  --------
                                                    0.46     154.3
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

  Peak day throughput in BCF was 0.65 in 1998, 0.66 in 1997, and 0.69 in 1996. The Company provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company owns propane air facilities and an LNG facility in Dorchester, Massachusetts. Two additional LNG facilities sited on land owned by the Company in Salem and Lynn, Massachusetts were subject to a now-expired lease/financing arrangement, and the Company's right to purchase these facilities is being litigated (see item 2, Properties). The Company has developed a contingency plan that would allow it to meet customer requirements without the Salem and Lynn facilities. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of state-approved energy efficiency programs, working capital, and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

  The Company's rates for local transportation service continue to be governed by the five year performance-based rate plan approved by the Department in 1996 in the Company's last rate proceeding in D.P.U. 96-50. Under the plan approved by the Department, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of 1.50 percent. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $5 million. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on ending equity are to be passed back to ratepayers. Similarly, ratepayers would absorb 25% of any shortfall below a 7% return on ending equity. The final year of the plan is November 1, 2001 through October 31,

2002. The Company has appealed the Department's order in D.P.U. 96-50 to the State Supreme Judicial Court. The Company's appeal will focus primarily on the "accumulated inefficiencies" component of the productivity factor, which accounts for one percent of the factor, and the penalties for failure to meet service quality measures. The Company expects a decision next year, and any relief granted by the court will be prospective.

  All of the Company's 41,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1998, the Company had 4,327 firm transportation customers. Under the approved service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

  On July 18, 1997, the Department directed all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement on model terms and conditions for unbundled transportation service jointly entered by the LDC's and the marketer group was approved by the Department on November 30, 1998. On February 1, 1999, the Department issued its order on how unbundling of natural gas services will proceed. For a five year transition period, the Department determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly.

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

Environmental Matters

  The Company may have or share responsibility under applicable environmental law for the remediation of former manufactured gas plant ("MGP") sites. Information with respect to the remediation of MGP sites may be found in Note 11 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

  As of December 31, 1998, the Company had approximately 1,315 employees, 72% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 1999.

Item 2. Properties.

  The Company operates three LNG facilities in Dorchester, Salem, and Lynn, Massachusetts. These facilities provide the Company with local storage of gas, as the stored LNG can be vaporized into the distribution system to supplement pipeline gas in periods of high demand. The Company owns the Dorchester facility outright. Mass LNG owns the real property beneath the Salem and Lynn facilities and rented the plants under a long-term lease/financing arrangement. Mass LNG is litigating its purchase rights under the lease. A stipulation with the lessor of the facilities, which expired on October 1, 1998, allowed Mass LNG to operate the facilities and provided for $2.3 million to be held in escrow. The Company remains in possession of the facilities pending the determination of its purchase rights on appeal (see Item 3, Legal Proceedings).

  The Company owns propane-air facilities at various locations throughout its service territory.

  On December 31, 1998, the Company's distribution system included approximately 5,900 miles of gas mains, 419,000 services and 539,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel, which require ongoing maintenance and replacement.

  The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

  In 1998, the Company's capital expenditures were $60.3 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements. The Company plans to spend approximately $61 million for similar purposes in 1999.

Item 3. Legal Proceedings.

  On May 6, 1997, Mass LNG filed suit against Industrial National Leasing Corp. ("INLC"), a subsidiary of Fleet Bank, in Suffolk Superior Court, Massachusetts. In dispute is Mass LNG's right to purchase the LNG plants in Salem and Lynn, Massachusetts under a provision in the lease. The lease governs the LNG facilities that were constructed by INLC in 1972 (see Item 2, Properties). Mass LNG holds title to the real property, but as part of the equipment lease transferred easements to INLC for a term of 25 years, with an option for INLC to extend the easements for an additional six years. Before the lease expired on June 30, 1997, INLC extended its easements for six years and Mass LNG exercised its right to purchase the facilities under Section 17(f) of the lease.

  INLC refused to sell the LNG plant pursuant to Section 17(f), and Mass LNG sued to enforce that purchase right. In June of 1997, Mass LNG and INLC entered a stipulation that provided for Mass LNG's occupancy of the Salem and Lynn properties after June 30, and for Mass LNG to pay $2.3 million into an escrow account. The stipulation expired on October 1, 1998. On July 2, 1998, the superior court granted INLC's motion for partial summary judgment, and found that the Section 17(f) purchase option was not available to Mass LNG in the last six months of the lease. Mass LNG intends to appeal this order, but the appeal cannot be filed until INLC's counterclaims have been tried and resolved. A trial date has been set for March of 1999.

  Other than the Mass LNG litigation and routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of Security Holders in the fourth quarter of 1998.

                                   Glossary

  BCF--Billions of cubic feet of natural gas at 1,000 Btu per cubic foot.

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

  Performance-Based Regulatory Plan--Incentive ratemaking mechanism, typically a price cap plan, whereby rates are adjusted annually pursuant to a pre-determined formula tied to a measure of inflation, less a productivity offset, subject to the achievement of service quality measures and the incurrence of exogenous factors.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

  Eastern was the holder of record of all of the outstanding common equity securities of the Company throughout the year ended December 31, 1998. Dividends on such common equity amounted to $17.9 million and $18.3 million for 1998 and 1997, respectively.

Item 6. Selected Financial Data.

  Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1998 Compared to 1997

  Net earnings applicable to common stock for 1998 were $44.4 million which includes the effect of a change in accounting for revenue recognition retroactive to January 1, 1998 (see Note 1 of Notes to The Financial Statements). This change in accounting increased net earnings by $8.6 million, consisting of a one-time cumulative effect for the years prior to 1998 of $8.2 million plus the impact of the change on 1998 earnings of $.4 million. Excluding the effect of the change in accounting, net earnings applicable to common stock were $35.8 million, a decrease of $.8 million or 2% as compared to 1997. This decrease primarily reflects the impact of warmer weather, higher depreciation expense reflecting continued investment in system expansion and replacement and the absence of a $2.0 million gain on the settlement of pension obligations in 1997. Offsetting were lower operating expenses, throughput growth and higher average rates. Weather for calendar 1998 was 9% warmer than normal and 13% warmer than 1997. The decrease in operating costs primarily reflects weather-related reductions and continued cost control measures as well as the absence of a 1997 restructuring charge of $8.7 million. The earnings impact of the restructuring charge was essentially offset by the absence of a 1997 non-recurring revenue increase described below.

  Revenues in 1998 decreased $90.6 million or 13% compared to 1997. This decrease reflects warmer weather ($45.7 million), the migration of customers from sales to transportation service ($21.8 million), lower gas costs ($14.9 million), the absence of a 1997 non-recurring increase in revenues of $8.9 million related to a 1996 rate ruling in the recovery mechanism for the portion of bad debt expense associated with gas costs and lower non-firm sales, partially offset by throughput growth and higher average rates. The revenue decrease associated with customer migration and lower gas costs has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

1997 Compared to 1996

  Net earnings applicable to common stock for 1997 were $36.6 million, an increase of $7.5 million or 26% as compared to 1996. This increase primarily reflects growth in throughput, lower operating expenses, the full year impact of the 1996 rate order and a $2.0 million gain on the settlement of pension obligations, partially offset by the margin impact of lower average customer usage and warmer weather and a higher charge for depreciation reflecting continued investment in system replacement and expansion. Weather for 1997 was 3% colder than normal but 2% warmer than 1996. Although weather for 1997 was 2% warmer than 1996, weather for the first quarter of 1997, when the Company generates most of its revenues and earnings, was 9% warmer than the prior year. The Company recorded a restructuring charge of approximately $8.7 million in the fourth quarter of 1997, reflecting management's decision to exit the gas appliance repair and service business (see Note 9 of Notes to Consolidated Financial Statements). The earnings impact of this non-recurring charge was offset by a non-recurring increase in revenues as described above.

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

  With respect to IT systems, the Company has tested and certified as year 2000 ready, five of its eleven "mission critical" business systems. Of the remaining, two systems were installed in the fourth quarter of 1998 and are scheduled for certification testing in the first quarter of 1999; one system is scheduled for installation and testing in the first quarter of 1999; and the remaining three are scheduled for replacement in the second quarter of 1999. All "less than critical" application systems will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software has been completed and the remaining non-compliant components of the Company's client-server and data/voice communications infrastructure are scheduled for completion by the first quarter of 1999. Replacements or remediation of non-compliant E-mail and desktop hardware and software systems are scheduled for completion by the second quarter of 1999.

  With respect to embedded chip systems, the Company has completed an inventory, assessment and remediation plan. All remediation, conversion and testing are scheduled to be completed between the first and third quarters of 1999.

  The Company has identified material third party relationships and has completed a detailed survey of third party readiness. Final data collection and readiness assessment will be completed by the first quarter of 1999, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

Cost of Year 2000 Remediation

  The Company expects the cost of year 2000 compliance will approximate $13.5 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added functionality while also addressing year 2000 issues. As of December 31, 1998 approximately $10.2 million of year 2000 compliance costs have been incurred.

Contingency Plans

  The Company has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a year 2000 failure. Business processes are expected to be prioritized and the impact of year 2000 failure assessed by the end of the first quarter of 1999. Contingency plans for critical business processes will be developed and tested by the end of the third quarter of 1999.

Risks of Year 2000 Issues

  The Company has assessed the most reasonably likely worst case year 2000 scenario. Given the Company's efforts to minimize the risk of year 2000 failure by its internal systems, the Company believes the worst case scenario would involve failures by a pipeline supplier or by suppliers of telecommunications, electricity or banking services. A short-term interruption in pipeline supplies would require the utilization of locally-stored liquefied natural gas supplies. A telecommunication or electric outage would require the Company to implement business contingency and disaster recovery measures to enable the continuation of service to its customers. Detailed plans to accommodate this worse case scenario will be developed and tested as part of the Company's business contingency planning process.

FORWARD-LOOKING INFORMATION

  This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

  Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the timetable and cost for completing the Company's year 2000 plans, the impact of third parties' year 2000 issues, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  To meet cash requirements and support its commercial paper program, the Company has available up to $75.0 million of Eastern's committed credit agreement and a $40 million uncommitted line of credit. The Company also maintains a credit agreement that provides for the borrowing of up to $70.0 million for the exclusive purpose of funding its inventory of gas supplies or to back commercial paper issued for the same purpose.

  The Company expects capital expenditures for 1999 to be approximately $61 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

  The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

Regulation

  The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of state-approved energy efficiency programs, working capital, and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

  The Company's rates for local transportation service continue to be governed by the five year performance-based rate plan approved by the Department in 1996 in the Company's last rate proceeding in D.P.U. 96-50. Under the plan approved by the Department, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of 1.50 percent. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $5 million. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on ending equity are to be passed back to ratepayers. Similarly, ratepayers would absorb 25% of any shortfall below a 7% return on ending equity. The final year of the plan is November 1, 2001 through October 31, 2002. The Company has appealed the Department's order in D.P.U. 96-50 to the State Supreme Judicial Court. The Company's appeal will focus primarily on the "accumulated inefficiencies" component of the productivity factor, which accounts for one percent of the factor, and the penalties for failure to meet service quality measures. The Company expects a decision next year, and any relief granted by the court will be prospective.

  All of the Company's 41,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1998, the Company had 4,327 firm transportation customers. Under the approved service unbundling program commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

  On July 18, 1997, the Department directed all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement on model terms and conditions for unbundled transportation service jointly entered by the LDC's and the marketer group was approved by the Department on November 30, 1998. On February 1, 1999, the Department issued its order on how unbundling of natural gas services will proceed. For a five year transition period, the Department determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly.

  The Company may have or share responsibility under applicable environmental law for the remediation of 18 former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Consolidated Financial Statements. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company also may have or share responsibility for the remediation of one non-MGP site. The Company has recorded a liability of $18.8 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $18.6 million to $36.4 million. However, there can be no assurance that such costs will not vary considerably from these estimates.

  By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.4 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $15.4 million, representing the expected rate recovery of environmental remediation costs. In light of the indemnity agreement with the NEES subsidiary, the Department rate order on MGP-related cost recovery, and the expected cost of remediating the non-MGP site, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

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

(3) List of Exhibits.

  3.1   --Restated Articles of Organization, as amended (Filed as Exhibit 3.1 to the registration statement of the Company on Form S-3 (File No. 33-48525)).*
  3.2   --By-Laws of the Company as amended (Filed as Exhibit 1 to the Annual Report of the
         Company on Form 10-K for the year ended December 31, 1976 (File No. 2-23416)).*
         (Note: Certain instruments with respect to long-term debt of the Company or its subsidiary are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of the Company and its subsidiary on a consolidated basis. The Company agrees to furnish to the
         Securities and Exchange Commission upon request a copy of any such omitted instrument of the Company or its subsidiary.)
  4.1   --Indenture dated as of December 1, 1989 between the Company and The Bank of New
         York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3 (File No. 33-31869)).*
  4.1.1 --Agreement of Registration, Appointment and Acceptance dated as of November 18,
         1992 among the Company, The Bank of New York as Resigning Trustee, and The First
         National Bank of Boston as Successor Trustee. (Filed as an exhibit to registration statement of the Company on Form S-3 (File No. 33-31869)).*
 10.1   --Gas Transportation Contract between the Company and Tennessee Gas Pipeline
         Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form 10-K for the year ended December 31,
         1993).*
 10.2   --Gas Transportation Contract between the Company and Texas Eastern dated December
         30, 1993 providing for transportation of approximately 83,000 dekatherms of natural gas per day (Filed as Exhibit 10.2 to the Annual Report of the Company on
         Form 10-K for the year ended December 31, 1993).*
 10.3   --Gas Transportation Contract between the Company and Texas Eastern dated December
         30, 1993 providing for transportation of approximately 30,000 dekatherms of natural gas per day (Filed as Exhibit 10.3 to the Annual Report of the Company on
         Form 10-K for the year ended December 31, 1993).*
 10.4   --Gas Transportation Contract between the Company and Algonquin dated December 30,
         1993 providing for transportation of approximately 48,000 dekatherms of natural gas per day (Filed as Exhibit 10.4 to the Annual Report of the Company on Form 10-
         K for the year ended December 31, 1993).*
 10.5   --Gas Transportation Contract between the Company and Algonquin dated December 30,
         1993 providing for transportation of approximately 97,000 dekatherms of natural gas per day (Filed as Exhibit 10.5 to the Annual Report of the Company on Form 10-
         K for the year ended December 31, 1993).*

 10.6    --Gas Storage Agreement between the Company and Consolidated Gas Supply Corporation dated February 18, 1980 (Filed as Exhibit 20.3 to the Quarterly Report of the
          Company on Form 10-Q for the quarter ended March 31, 1982).*
 10.7    --Gas Storage Agreement between the Company and Honeoye Storage Corporation dated
          October 11, 1985 (Filed as Exhibit 10.17 to the Annual Report of the Company on
          Form 10-K for the year ended December 31, 1985).*
 10.8    --Gas Storage Agreement between the Company and PennYork Energy Corporation dated as of December 21, 1984 (Filed as Exhibit 10.18 to the Annual Report of the
          Company on Form 10-K for the year ended December 31, 1985).*
 10.9    --Gas Sales Contract between the Company and Esso Resources Canada, Limited, (now
          Imperial Oil of Canada, Ltd.) dated as of May 1, 1989 (Filed as Exhibit 10.12 to the Annual Report of the Company on Form 10-K for the year ended December 31,
          1989).*
 10.9.1  --Amendment to Exhibit 10.12 dated as of September 28, 1989 (Filed as Exhibit
          10.12.1 to the 10.9.1 Annual Report of the Company on Form 10-K for the year ended
          December 31, 1989).*
 10.9.2  --Amendment to Exhibit 10.9, Gas Sales Contract between the Company and Esso
          Resources (now Imperial Oil of Canada), dated as of November 12, 1997 and Bridge
          Agreement dated as of October 23, 1997, executed pursuant to Master Agreement dated as of November 1, 1997. (Filed herewith).
 10.10   --Gas Sales Agreement between the Company and Boundary Gas, Inc., dated as of
          September 14, 1987; and First Amendment hereto dated as of January 1, 1990; Second
          Amendment thereto dated as of July 1, 1990; Third Amendment thereto dated as of
          1991; Fourth Amendment thereto dated as of June 5, 1991; Fifth Amendment thereto dated as of May 4, 1993; Sixth Amendment thereto dated as of September 9, 1993;
          Amendment thereto dated as of March 8, 1996; and Amendment thereto dated as of
          August 20, 1997. (Filed herewith.)
 10.11   --Liquid Purchase Agreement between the Company and Distrigas of Massachusetts
          Corporation dated as of April 14, 1989 (Filed as Exhibit 10.14 to the Annual
          Report of the Company on Form 10-K for the year ended December 31, 1989).*
 10.12   --Gas Sales Agreement between the Company and Alberta Northeast Gas, Ltd. dated as of February 7, 1991 (Filed as Exhibit 10.16 to the Annual Report of the Company on
          Form 10-K for the year ended December 31, 1990).*
 10.12.1 --Amendments to Exhibit 10.12, Gas Sales Agreement between the Company and Alberta
          Northeast Gas, Ltd., dated as of October 1, 1992; May 5, 1993; November 27, 1995;
          March 14, 1996; and November 27, 1995. (Filed herewith.)
 10.13   --Firm Gas Transportation Agreement between the Company and Iroquois Gas
          Transmission System, L.P. dated as of February 7, 1991 (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended December 31,
          1990).*
 10.14   --Firm Gas Transportation Agreement between the Company and Tennessee Gas Pipeline
          Company dated as of February 7, 1991 (Filed as Exhibit 10.18 to the Annual Report
          of the Company on Form 10-K for the year ended December 31, 1990).*
 10.15   --Gas Transportation Contract between the Company and Algonquin dated September 1,
          1994 providing for transportation of approximately 29,000 dekatherms of natural gas per day (Filed as Exhibit 10.15 to the Annual Report of the Company on Form
          10-K for the year ended December 31, 1997)

 10.16 --Gas Transportation Contract between the Company and Algonquin dated September 1,
        1994 providing for transportation of approximately 30,000 dekatherms of natural gas per day (Filed as Exhibit 10.16 to the Annual Report of the Company on Form
        10-K for the year ended December 31, 1997)
 10.17 --Gas Transportation Contract between the Company and Algonquin dated October 1,
        1994 providing for transportation of approximately 72 dekatherms of natural gas per day (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K
        for the year ended December 31, 1997)
 10.18 --Gas Transportation Contract between the Company and Algonquin dated December 1,
        1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day (Filed as Exhibit 10.18 to the Annual Report of the Company on Form
        10-K for the year ended December 31, 1997)
 10.19 --Gas Transportation Contract between the Company and Algonquin dated December 1,
        1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day (Filed as Exhibit 10.19 to the Annual Report of the Company on Form
        10-K for the year ended December 31, 1997)
 10.20 --Gas Transportation Contract between the Company and Algonquin dated January 1,
        1998 providing for transportation of approximately 27,000 dekatherms of natural gas per day (Filed as Exhibit 10.20 to the Annual Report of the Company on Form
        10-K for the year ended December 31, 1997)
 10.21 --Gas Transportation Contract between the Company and Algonquin dated January 1,
        1998 providing for transportation of approximately 6,000 dekatherms of natural gas per day (Filed as Exhibit 10.21 to the Annual Report of the Company on Form 10-K
        for the year ended December 31, 1997)
 10.22 --Amendment, dated as of January 1, 1998, to Exhibits 10.4 and 10.5, combining gas transportation contracts between the Company and Algonquin (Filed as Exhibit 10.22 to the Annual Report of the Company on Form 10-K for the year ended December 31,
        1997)
 10.23 --Gas Transportation Contract between the Company and CNG Transmission dated
        October 1, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day (Filed as Exhibit 10.23 to the Annual Report of the Company on
        Form 10-K for the year ended December 31, 1997)
 10.24 --Gas Storage Contract between the Company and CNG Transmission dated November 1993 providing for storage demand of 42,000 dekatherms of natural gas per day (Filed as
        Exhibit 10.24 to the Annual Report of the Company on Form 10-K for the year ended
        December 31, 1997)
 10.25 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1993 providing for transportation of approximately 10,000 dekatherms of natural gas per day (Filed as Exhibit 10.25 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.26 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1993 providing for transportation of approximately 3,800 dekatherms of natural gas per day (Filed as Exhibit 10.26 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.27 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1993 providing for transportation of approximately 2,500 dekatherms of natural gas per day (Filed as Exhibit 10.27 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)

 10.28 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1993 providing for transportation of approximately 8,600 dekatherms of natural gas per day (Filed as Exhibit 10.28 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.29 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1993 providing for transportation of approximately 41,000 dekatherms of natural gas per day (Filed as Exhibit 10.29 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.30 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        October 1, 1993 providing for transportation of approximately 3,500 dekatherms of natural gas per day (Filed as Exhibit 10.30 to the Annual Report of the Company on
        Form 10-K for the year ended December 31, 1997)
 10.31 --Gas Storage Contract between the Company and Tennessee Gas Pipeline dated
        December 1, 1994 providing for storage demand of approximately 71,000 dekatherms of natural gas per day (Filed as Exhibit 10.31 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.32 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated
        September 1, 1996 providing for transportation of approximately 13,000 dekatherms of natural gas per day (Filed as Exhibit 10.32 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.33 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated December 30, 1993 providing for transportation of approximately 39,000 dekatherms of natural gas per day (Filed as Exhibit 10.33 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.34 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated December 30, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day (Filed as Exhibit 10.34 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.35 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated December 30, 1993 providing for transportation of approximately 5,000 dekatherms of natural gas per day (Filed as Exhibit 10.35 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.36 --Gas Storage Contract between the Company and Texas Eastern Transmission dated
        November 29, 1994 providing for withdrawal demand of approximately 65,000 dekatherms of natural gas per day (Filed as Exhibit 10.36 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.37 --Gas Storage Contract between the Company and Texas Eastern Transmission dated
        November 29, 1994 providing for withdrawal demand of approximately 3,000 dekatherms of natural gas per day (Filed as Exhibit 10.37 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.38 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated March 23, 1995 providing for transportation of approximately 29,000 dekatherms of natural gas per day (Filed as Exhibit 10.38 to the Annual Report of
        the Company on Form 10-K for the year ended December 31, 1997)
 10.39 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated May 1, 1996 providing for transportation of approximately 3,000 dekatherms of natural gas per day (Filed as Exhibit 10.39 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)

 10.40 --Gas transportation contract between the Company and Transcontinental Gas Pipeline dated June 1, 1993 providing for transportation of approximately 6,000 dekatherms of natural gas per day (Filed as Exhibit 10.40 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.41 --Gas Transportation Contract between the Company and Texas Gas Transmission dated
        November 1, 1993 providing for transportation of approximately 13,000 dekatherms of natural gas per day (Filed as Exhibit 10.41 to the Annual Report of the Company
        on Form 10-K for the year ended December 31, 1997)
 10.42 --Lease Agreement between Industrial National Leasing Corporation, Lessor, and
        Massachusetts LNG Incorporated, Lessee, dated as of June 1, 1972 (Filed as an exhibit to Certificate of Notification by Massachusetts LNG Incorporated (and
        others) dated June 9, 1972 (File No. 70-5170)).*
 10.43 --Lease Supplement to Exhibit 10.12 between National Leasing Corporation and
        Massachusetts LNG Incorporated dated October 19, 1972 (Filed as Exhibit 5.23.1 to the registration statement of the Company on Form S-7 (File No. 2-52522)).*
 10.44 --Credit Agreement dated as of December 22, 1993 by and among the Company, Morgan
        Guaranty Trust Company of New York, National Westminster Bank PLC, Shawmut Bank,
        N.A. and The First National Bank of Boston (Filed as Exhibit 10.17 to the Annual
        Report of the Company on Form 10-K for the year ended December 31, 1993).*
 10.45 --Sublease between the Company and Eastern Enterprises dated November 5, 1987
        (Filed as Exhibit 10.20 to the Annual Report of the Company on Form 10-K for the
        year ended December 31, 1987).*
 18.1  --Letter from Arthur Andersen LLP regarding change in Accounting Principal.
 22    --Subsidiaries of the Company (Filed as Exhibit 22 to the Annual Report of the
        Company on Form 10-K for the year ended December 31, 1985).*
 27    --Financial Data Schedule for the twelve months ended December 31, 1998.
 27.1  --Restated Financial Data Schedule for the nine months ended September 30, 1998.
 27.2  --Restated Financial Data Schedule for the six months ended June 30, 1998.
 27.3  --Restated Financial Data Schedule for the three months ended March 31, 1998.

  There were no reports on Form 8-K filed in the Fourth Quarter of 1998.
--------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boston Gas Company
                                          Registrant

                                                   /s/ Joseph F. Bodanza
                                          By: _________________________________
                                               Joseph F. Bodanza Senior Vice
                                            President and Treasurer (Principal
                                             Financial and Accounting Officer)

Dated: March 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 10th day of March, 1999.

              Signature                              Title

          Chester R. Messer               Director and
-------------------------------------      President
          Chester R. Messer

        Anthony J. DiGiovanni             Director and Senior Vice
-------------------------------------      President
        Anthony J. DiGiovanni

          Joseph F. Bodanza               Director and Senior Vice President
-------------------------------------      and
          Joseph F. Bodanza                Treasurer (Principal Financial and
                                           Accounting Officer)

           J. Atwood Ives                 Director
-------------------------------------
           J. Atwood Ives

           Fred C. Raskin                 Director
-------------------------------------
           Fred C. Raskin

         Walter J. Flaherty               Director
-------------------------------------
         Walter J. Flaherty

         L. William Law, Jr.              Director
-------------------------------------
         L. William Law, Jr.

                       BOSTON GAS COMPANY AND SUBSIDIARY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants..........................     F-17
  Consolidated Balance Sheets as of December 31, 1998 and 1997     F-2 and F-3
  Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1998..............................................     F-4
  Consolidated Statements of Retained Earnings for the Three Years
   Ended December 31, 1998........................................     F-5
  Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1998..............................................     F-6
  Notes to Consolidated Financial Statements...................... F-7 to F-16
  Interim Financial Information for the Two Years Ended December
   31, 1998 (Unaudited)...........................................     F-18
  Schedule for the Three Years Ended December 31, 1998:
    II--Valuation and Qualifying Accounts......................... F-19 to F-21

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

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In Thousands)
Gas plant, at cost........................................... $914,017 $866,784
Construction work-in-progress................................   11,644    2,715
 Less-Accumulated depreciation...............................  368,609  329,918
                                                              -------- --------
 Net plant...................................................  557,052  539,581
                                                              -------- --------
Current assets:
  Cash.......................................................      878      307
  Accounts receivable, less reserves of $15,651 at December
   31, 1998 and $15,783 at December 31, 1997.................   64,258   89,859
  Accrued utility margin.....................................   14,147       --
  Deferred gas costs.........................................   54,292   66,595
  Natural gas and other inventories, at average cost.........   41,375   44,590
  Materials and supplies, at average cost....................    2,852    3,316
  Prepaid expenses...........................................    2,255    1,777
                                                              -------- --------
    Total current assets.....................................  180,057  206,444
                                                              -------- --------
Other assets:
  Deferred postretirement benefits cost......................   78,567   83,926
  Deferred charges and other assets..........................   43,483   48,206
                                                              -------- --------
    Total other assets.......................................  122,050  132,132
                                                              -------- --------
    Total assets............................................. $859,159 $878,157
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDER'S INVESTMENT

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In Thousands)
Capitalization:
 Common stockholder's investment--
  Common stock, $100 par value--
   Authorized and outstanding--514,184 shares at December 31,
    1998 and 1997............................................ $ 51,418 $ 51,418
   Amounts in excess of par value............................   43,233   43,233
   Retained earnings.........................................  178,857  152,312
                                                              -------- --------
    Total common stockholder's investment....................  273,508  246,963
 Cumulative preferred stock, $1 par value,
  (liquidation preference, $25 per share)--
  Authorized and outstanding--1,200,000 shares at December
   31, 1998 and 1997.........................................   29,360   29,326
 Long-term obligations, less current portion.................  210,675  211,236
                                                              -------- --------
    Total capitalization.....................................  513,543  487,525
 Gas inventory financing.....................................   48,299   55,502
                                                              -------- --------
    Total capitalization and gas inventory financing.........  561,842  543,027
                                                              -------- --------
Current liabilities:
  Current portion of long-term obligations...................      561      507
  Notes payable..............................................   28,900   39,700
  Accounts payable...........................................   48,986   61,931
  Accrued taxes..............................................      959    1,392
  Accrued income taxes.......................................   10,282   11,174
  Accrued interest...........................................    4,414    4,372
  Customer deposits..........................................    2,187    2,360
  Refunds due customers......................................      140    3,136
                                                              -------- --------
    Total current liabilities................................   96,429  124,572
                                                              -------- --------
Reserves and deferred credits:
  Deferred income taxes......................................   75,981   79,128
  Unamortized investment tax credits.........................    5,082    5,931
  Postretirement benefits obligation.........................   81,067   83,274
  Other......................................................   38,758   42,225
                                                              -------- --------
    Total reserves and deferred credits......................  200,888  210,558
                                                              -------- --------
    Total liabilities and stockholder's investment........... $859,159 $878,157
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
                                                       (In Thousands)
Operating revenues.............................. $610,313  $700,945  $705,462
Cost of gas sold................................  324,538   398,566   414,254
                                                 --------  --------  --------
Operating margin................................  285,775   302,379   291,208
                                                 --------  --------  --------
Operating expenses:
  Other operating expenses......................  138,749   148,487   156,105
  Maintenance...................................   22,979    22,017    25,045
  Depreciation and amortization.................   46,535    44,413    41,607
  Income taxes..................................   23,927    22,510    20,017
  Restructuring charge..........................   (1,550)    8,692       --
                                                 --------  --------  --------
  Total operating expenses......................  230,640   246,119   242,774
                                                 --------  --------  --------
Operating earnings..............................   55,135    56,260    48,434
Other earnings, net.............................      583       298       564
                                                 --------  --------  --------
Earnings before interest expense................   55,718    56,558    48,998
                                                 --------  --------  --------
Interest expense:
  Long-term debt................................   16,767    16,767    16,769
  Other, including amortization of debt
   expense......................................    1,248     1,889     1,688
  Less--Interest during construction............     (469)     (609)     (525)
                                                 --------  --------  --------
  Total interest expense........................   17,546    18,047    17,932
                                                 --------  --------  --------
Net earnings before cumulative effect of change
 In accounting principle........................   38,172    38,511    31,066
Cumulative effect of change in accounting after
 tax............................................    8,193       --        --
                                                 --------  --------  --------
Net earnings....................................   46,365    38,511    31,066
Preferred stock dividends.......................    1,926     1,926     1,926
                                                 --------  --------  --------
Net earnings applicable to common stock......... $ 44,439  $ 36,585  $ 29,140
                                                 ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                        (In Thousands)
Balance at beginning of year..................... $152,312  $133,980  $119,546
  Net earnings...................................   46,365    38,511    31,066
  Preferred stock dividends ($1.61 per share in
   1998, 1997
   and 1996).....................................   (1,926)   (1,926)   (1,926)
  Cash dividends on common stock ($34.80 per
   share in 1998, $35.50 per share in 1997, and
   $28.60 per share in 1996).....................  (17,894)  (18,253)  (14,706)
                                                  --------  --------  --------
Balance at end of year........................... $178,857  $152,312  $133,980
                                                  ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In Thousands)
Cash flows from operating activities:
 Net earnings....................................  $ 46,365  $ 38,511  $ 31,066
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
  Depreciation and amortization..................    46,535    44,413    41,607
  Deferred taxes.................................    (3,147)    2,851     4,276
  Other changes in assets and liabilities:
   Accounts receivable...........................    11,454   (13,027)   (2,313)
   Inventory.....................................     3,679     5,190   (13,190)
   Deferred gas costs............................    12,303     8,742    (3,397)
   Accounts payable..............................   (12,945)  (11,382)   19,823
   Federal and state income taxes................      (892)   21,585   (10,043)
   Refunds due customers.........................    (2,996)     (248)   (9,789)
   Other.........................................     3,369     4,177    (2,543)
                                                   --------  --------  --------
Cash provided by operating activities............   103,725   100,812    55,497
                                                   --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................   (60,266)  (55,388)  (58,504)
  Net cost of removal............................    (5,099)   (4,683)   (4,124)
                                                   --------  --------  --------
Cash used for investing activities...............   (65,365)  (60,071)  (62,628)
                                                   --------  --------  --------
Cash flows from financing activities:
  Changes in notes payable, net..................   (10,800)  (17,300)    5,000
  Changes in inventory financing.................    (7,203)      (92)    9,994
  Amortization of preferred stock issuance
   costs.........................................        34        34        31
  Cash dividends paid on common and preferred
   stock.........................................   (19,820)  (24,550)  (12,261)
                                                   --------  --------  --------
Cash (used for) provided by financing
 activities......................................   (37,789)  (41,908)    2,764
                                                   --------  --------  --------
Increase (decrease) in cash......................       571    (1,167)   (4,367)
Cash at beginning of year........................       307     1,474     5,841
                                                   --------  --------  --------
Cash at end of year..............................  $    878  $    307  $  1,474
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest, net of amounts capitalized..........  $ 18,879  $ 19,704  $ 18,960
   Income taxes..................................  $ 34,046  $    900  $ 26,205

  The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON GAS COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

  The accounting policies of Boston Gas Company (the "Company") conform to generally accepted accounting principles and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation".

  The significant accounting policies followed by the Company and its subsidiary are described below and in the following footnotes:

    Note 2--Cost of Gas Adjustment Clause and Deferred Gas Costs
    Note 3--Income Taxes
    Note 6--Retiree Benefits
    Note 7--Leases

 Principles of Consolidation

  The Company is a wholly owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Massachusetts LNG Incorporated ("Mass LNG"). All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Regulation and Operations

  The Company is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts.

  The Company's operations are subject to Massachusetts's statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal, as most of its throughput is directly related to temperature conditions.

 Regulatory Assets and Liabilities

  The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy ("the Department"). Therefore, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS 71. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs or (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company has reviewed these criteria and believes that the continuing application of SFAS 71 is appropriate.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(1) Accounting Policies (Continued)

  Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs that will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with the amounts that are to be credited to customers through the rate-making process.

  The following regulatory assets were reflected in the Consolidated Balance Sheets as of December 31:

                                                                1998     1997
                                                               ------- --------
                                                                (In Thousands)
      Post-retirement benefit costs........................... $78,567 $ 83,926
      Environmental costs.....................................  18,190   18,852
      Other...................................................   1,365    1,998
                                                               ------- --------
                                                               $98,122 $104,776
                                                               ======= ========

  Regulatory liabilities total approximately $9,479,000 and $10,371,000 at December 31, 1998 and 1997 respectively, and relate primarily to income taxes.

  As of December 31, 1998 all of the Company's regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods ranging from 1 to 21 years. For additional information regarding deferred income taxes, post-retirement benefit costs and environmental costs, see footnotes 3, 6 and 11, respectively.

 Depreciation

  Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, was 5.22% in 1998, 5.19% in 1997, and 5.15% in 1996.

  Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Gas Operating Revenues--Change in Accounting Principle

  During the fourth quarter of 1998, the Company changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998. Previously, substantially all revenues were recorded when billed. As discussed below, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers. Under the new method, the estimated margin on unbilled revenue is recorded at the end of each accounting period. The accrual method of accounting for revenues, that is the recording of unbilled revenues, is preferable to the billed method and is the prevalent method in the utility industry. The cumulative effect of this accounting change at January 1, 1998 was to increase net earnings by $8,193,000. The effect of this accounting change was to increase net earnings before accounting changes by $405,000 for the year ended December 31, 1998. On a proforma basis, this change would have increased 1997 net earnings by $1,590,000 and decreased 1996 net earnings by $52,000.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(2) Cost of Gas Adjustment Clause and Deferred Gas Costs

  The cost of gas adjustment clause ("CGAC") requires the Company to semi-annually adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to a period in which the gas is billed to customers. In its order of November 29, 1996, the Department modified the CGAC to recover the gas cost portion of the Company's bad debt write-offs effective December 1, 1996. The order also approved a local distribution adjustment clause ("LDAC") to recover the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, FERC Order 636 transition costs and costs related to the Company's various conservation and load management programs from the Company's firm sales and transportation customers. These costs were previously recovered through the CGAC.

(3) Income Taxes

  The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes that would be payable on a separate company basis. The Company's effective income tax rate was 38.5% in 1998, 36.9% in 1997, which includes the effect of prior years tax benefits of 1.8%, and 39.2% in 1996. State taxes represent the majority of the difference between the effective rate and the Federal income tax rate for 1998, 1997 and 1996.

  A summary of the provision for income taxes for the three years ended December 31 is as follows:

                                                        1998     1997    1996
                                                       -------  ------- -------
                                                           (In Thousands)
   Current--
     Federal.......................................... $21,997  $11,670 $10,154
     State............................................   5,408    2,692   2,004
                                                       -------  ------- -------
       Total current provision........................  27,405   14,362  12,158
   Deferred--
     Federal..........................................  (2,119)   6,998   6,489
     State............................................  (1,359)   1,150   1,370
                                                       -------  ------- -------
       Total deferred provision.......................  (3,478)   8,148   7,859
                                                       -------  ------- -------
   Provision for income taxes......................... $23,927  $22,510 $20,017
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

  At December 31, 1998 the Company has a regulatory liability of $2,707,000 which represents the tax benefit of unamortized investment tax credits. This benefit is being passed back to customers over the lives of property giving rise to the investment credit. The Company also has a regulatory liability for excess deferred taxes being returned to customers over a 30-year period pursuant to a 1988 rate order with a balance to be refunded to customers of $6,772,000 as of December 31, 1998.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(3) Income Taxes (Continued)

  For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                            1998       1997
                                                          ---------  ---------
                                                            (In Thousands)
   Assets:
     Unbilled revenues................................... $     --   $  17,513
     Regulatory liabilities..............................     3,775      4,125
     Other...............................................    13,948     15,086
                                                          ---------  ---------
     Total deferred tax assets........................... $  17,723  $  36,724
                                                          =========  =========
   Liabilities:
     Accelerated depreciation............................ $ (82,985) $ (84,049)
     Deferred gas costs..................................   (13,062)   (27,418)
     Other...............................................   (14,231)   (14,090)
                                                          ---------  ---------
     Total deferred tax liabilities...................... $(110,278) $(125,557)
                                                          ---------  ---------
     Total net deferred taxes............................ $ (92,555) $ (88,833)
                                                          =========  =========

  Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was approximately $849,000 in 1998, $906,000 in 1997 and $931,000 in 1996.

(4) Commitments

 Long-term Obligations

  The following table provides information on long-term obligations as of December 31:

                                                             December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (In Thousands)
   8.33%--9.75%, Medium-Term Notes Series A, due 2005--
    2022.................................................. $100,000  $100,000
   6.93%--8.50%, Medium-Term Notes, Series B, due 2006--
    2024..................................................   50,000    50,000
   6.80%--7.25%, Medium-Term Notes, Series C, due 2012--
    2025..................................................   60,000    60,000
   Capital lease obligations (Note 7).....................    1,236     1,743
   Less current portion...................................     (561)     (507)
                                                           --------  --------
                                                           $210,675  $211,236
                                                           ========  ========

  The Company currently has a shelf registration covering the issuance of up to $100,000,000 of Medium-Term Notes, of which $60,000,000 of Medium-Term Notes, Series C have been issued.

  There are no sinking fund requirements for the next five years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 1998 and none are callable prior to maturity.

  Annual maturities of capital lease obligations are $561,000, $620,000 and $55,000 for 1999 through 2001, respectively.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(4) Commitments (Continued)

 Gas Inventory Financing

  Under the terms of the general rate order issued by the Department effective October 1, 1988, the Company funds its inventory of gas supplies through external sources. All costs related to this funding are recoverable from customers. The Company maintains a long-term credit agreement with a group of banks which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. The Company had $48,299,000 and $55,502,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1998 and 1997, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the Company's option if the one-year revolving credit facility is not renewed by the banks. The Company may select the agent bank's prime rate or, at the Company's option, various pricing alternatives. The agreement requires a facility fee of 8.5 basis points on the commitment. No borrowings were outstanding under this agreement during 1998 and 1997.

 Short-Term Debt and Lines of Credit

  Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern of up to $100,000,000 (of which up to $75,000,000 may be borrowed or used to back commercial paper issued by the Company) at any time through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate, or at the borrower's option, various pricing alternatives. The Company had outstanding borrowings of $28,900,000 and $39,700,000 in commercial paper not related to gas inventory financing at December 31, 1998 and 1997, respectively. The weighted average interest rate on these borrowings was 5.10% at December 31, 1998 and 6.19% at December 31, 1997.

  In addition to the $75,000,000 available under the Eastern credit agreement, the Company has an uncommitted line of credit of $40,000,000 under which it may borrow through December 31, 1999. The interest rate for such borrowings is a function of federal funds, money market or prime rates. There were no borrowings outstanding under this uncommitted line at December 31, 1998 and 1997.

(5) Preferred Stock

  The Company has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the Company's option, the annual sinking fund payment may be increased to 10%. The preferred stock is not callable prior to 2003.

(6) Retiree Benefits

  The Company, through participation in Eastern-administered plans and other union retirement and welfare plans, provides retirement benefits for substantially all of its employees. These plans include pensions, health, and life insurance benefits.

  Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees hired before 1993 who are participants in the pension plans become eligible for post-retirement health care benefits if they reach retirement age while working for the Company. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                       BOSTON GAS COMPANY AND SUBSIDIARY

(6) Retiree Benefits (Continued)

  Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. The information for 1997 and 1996 has been restated to conform to the 1998 presentation. The net cost for these plans and agreements charged to expense was as follows:

 Pensions

                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (In Thousands)
   Service cost.................................... $ 2,676  $ 2,838  $ 2,883
   Interest cost on projected benefit obligation...   8,490    8,632    8,492
   Expected return on plan assets.................. (11,488) (10,925)  (9,705)
   Amortization of prior service cost..............   1,048    1,048    1,048
   Amortization of transitional obligation.........     217      217      217
   Recognized actual gain..........................    (710)    (310)     (62)
   Settlement and curtailment gain.................     --    (2,003)     --
                                                    -------  -------  -------
   Total net pension cost.......................... $   233  $  (503) $ 2,873
                                                    =======  =======  =======

 Health Care

                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (In Thousands)
   Service cost.................................... $   828  $   789  $   779
   Interest cost on accumulated benefits
    obligation.....................................   5,726    5,704    5,749
   Expected return on plan assets..................  (2,029)  (1,523)  (1,187)
   Amortization of prior service cost..............  (1,190)  (1,190)  (1,190)
   Recognized actuarial gain.......................    (761)    (484)    (426)
   Regulatory deferral.............................   5,359    4,637    5,266
                                                    -------  -------  -------
   Total net retiree health care cost.............. $ 7,933  $ 7,933  $ 8,991
                                                    =======  =======  =======

  The tables above do not reflect retirement enhancements for pension and health care of $3,224,000 and $143,000 respectively, which were related to the Company's decision in 1997 to exit the gas appliance repair and service business.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(6) Retiree Benefits (Continued)

  The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 1998 and 1997 using actuarial measurement dates of October 1, 1998 and 1997:

                                          Pensions            Health Care
                                      ------------------  --------------------
                                        1998      1997      1998       1997
                                      --------  --------  ---------  ---------
                                                 (In Thousands)
Change in benefit obligation
Balance at beginning of year......... $115,945  $117,729  $  78,800  $  78,943
Service cost.........................    2,676     2,838        828        789
Interest cost........................    8,490     8,632      5,726      5,704
Settlement (gain)....................      --     (2,003)       --         --
Special termination benefits.........    3,224       --         143        --
Benefits paid........................   (7,686)   (5,771)    (5,019)    (4,848)
Settlement payments..................      --     (7,234)       --         --
Actuarial (gain) or loss.............    2,512     1,754     (3,704)    (1,788)
                                      --------  --------  ---------  ---------
Balance at end of year............... $125,161  $115,945  $  76,774  $  78,800
                                      ========  ========  =========  =========
Change in plan assets
Fair value, beginning of year........  165,857   139,887     23,877     17,919
Actual return on plan assets.........   (5,929)   38,975        431      5,958
Employer contributions...............      --        --       5,019      4,848
Benefits paid........................   (7,686)   (5,771)    (5,019)    (4,848)
Settlement payments..................      --     (7,234)       --         --
Administrative expenses..............      (47)      --         --         --
                                      --------  --------  ---------  ---------
Fair value, end of year.............. $152,195  $165,857  $  24,308  $  23,877
                                      ========  ========  =========  =========
Reconciliation of funded status
Funded status........................ $ 27,034  $ 49,912  $ (52,466) $ (54,923)
Contributions for fourth quarter.....      --        --       1,254      1,214
Unrecognized actuarial (gain)........  (32,120)  (52,805)   (21,018)   (19,538)
Unrecognized transition (asset)......      437       654        --         --
Unrecognized prior service...........    9,855    10,903     (8,837)   (10,027)
                                      --------  --------  ---------  ---------
Net amount recognized year end....... $  5,206  $  8,664  $ (81,067) $ (83,274)
                                      ========  ========  =========  =========
Amounts recognized in balance sheet
Prepaid benefit cost................. $  8,139  $ 10,312  $     --   $     --
Accrued benefit liability............   (2,933)   (1,648)   (81,067)   (83,274)
                                      --------  --------  ---------  ---------
Net amount........................... $  5,206  $  8,664  $ (81,067) $ (83,274)
                                      ========  ========  =========  =========

  To fund health care benefits under its collective bargaining agreements, the Company maintains a Voluntary Employee Beneficiary Association ("VEBA") Trust to which it makes contributions from time to time. Plan assets are invested in debt and equity marketable securities.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(6) Retiree Benefits (Continued)

  Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                1998        1997        1996
                                              ---------  ----------  ----------
   Discount rate.............................      7.25%        7.5%        7.5%
   Return on plan assets.....................       8.5%        8.5%        8.5%
   Increase in future compensation........... 4.5 - 5.0% 4.75 - 5.0% 4.75 - 5.0%
   Health care inflation trend...............       8.0%        7.0%        7.0%

  The health care inflation trend is assumed to be 8% in 1999 and decrease gradually to 5% for 2005. A one-percentage-point increase or decrease in the assumed health care trend rate for 1998 would have the following effects:

                                                 One-Percentage One-Percentage
                                                 Point Increase Point Decrease
                                                 -------------- --------------
   Service cost and interest cost components....     $  473        $  (406)
   Post-retirement benefit obligation...........     $5,851        $(5,044)

(7) Leases

  The Company leases certain facilities and equipment under long-term leases which expire on various dates through the year 2001. Total rentals charged to income under all lease agreements were approximately $9,367,000 in 1998, $10,112,000 in 1997, and $8,418,000 in 1996. The rental charges for 1997 and
1996 include payments under the lease for liquefied natural gas facilities in Lynn and Salem, Massachusetts that expired June 30, 1997. On May 6, 1997, the Company filed a civil suit to determine its purchase rights under the lease (see Item 3 Legal Proceedings). The Company capitalizes its financing leases, which include an operations center. A summary of property held under capital leases as of December 31 is as follows:

                                                                   1998   1997
                                                                  ------ ------
                                                                       (In
                                                                   Thousands)
   Buildings.....................................................  6,000  6,000
   Less-Accumulated depreciation.................................  4,764 4,,257
                                                                  ------ ------
   Total Capital Leases.......................................... $1,236 $1,743
                                                                  ====== ======

  Under the terms of SFAS 71, the timing of expense recognition on capitalized leases conforms with regulatory rate treatment. The Company has included the rental payments on its financing leases in its cost of service for rate purposes. Therefore, the total depreciation and interest expense that was recorded on the leases was equal to the rental payments included in other operating and maintenance expense in the accompanying consolidated statements of earnings.

                       BOSTON GAS COMPANY AND SUBSIDIARY

(7) Leases

  The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancellable leases, including the financing leases, at December 31, 1998 is as follows:

                                                             Capital Operating
   Year                                                      Leases   Leases
   ----                                                      ------- ---------
                                                              (In Thousands)
   1999..................................................... $   686  $ 5,092
   2000.....................................................     687    3,760
   2001.....................................................      57    2,603
   2002.....................................................     --     1,493
   2003.....................................................     --       387
   Later Years..............................................     --       236
                                                             -------  -------
   Total minimum lease payments............................. $ 1,430  $13,571
                                                                      =======
   Less-Amount representing interest and executory costs....     194
                                                             -------
   Present value of minimum lease payments on capital
    leases.................................................. $ 1,236
                                                             =======

(8) Fair Values of Financial Instruments

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

 Preferred Stock

  The fair value of the preferred stock for 1998 and 1997 is based on currently quoted market prices.

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                   1998              1997
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
                                              (In Thousands)    (In Thousands)
   Cash..................................... $    878 $    878 $    307 $    307
   Short-term debt.......................... $ 77,199 $ 77,199 $ 95,202 $ 95,202
   Long-term debt........................... $211,236 $248,341 $211,743 $236,743
   Preferred stock.......................... $ 29,360 $ 30,076 $ 29,326 $ 31,525

                       BOSTON GAS COMPANY AND SUBSIDIARY

(9) Restructuring Charge

  During the fourth quarter of 1997, the Company recorded a restructuring charge of $8,692,000 related to its decision to exit the gas appliance repair and service business. The charge included $5,369,000 for employee severance and termination benefits associated with the elimination of approximately 130 bargaining unit and management positions. The remaining $3,323,000 related to the disposition of assets, the cancellation of lease obligations, communications, legal and other related costs. The Company completed its restructuring plan in 1998 resulting in a $1,550,000 credit to income reflecting the amount by which the estimated cost exceeded the actual costs of the restructuring. The restructuring charge is reported as a component of operating expenses in the consolidated statement of earnings.

(10) Related Party Transactions

  The Company paid Eastern $4,200,000 in 1998, $4,300,000 in 1997, and
$4,048,000 in 1996 for legal, tax and corporate services rendered.

  In December 1996, Eastern Rivermoor Company, Inc., a wholly owned subsidiary of Eastern, purchased the Company's primary operations center from a third party and assumed the current lease agreement with the Company. During 1998 and 1997 the Company paid $775,000 and $752,000 respectively to Eastern Rivermoor Company, Inc.

(11) Environmental Issues

  The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. The Company may have or share responsibility under applicable environmental laws for the remediation of 18 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company also may have or share responsibility for the remediation of one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating the former MGP sites and the non-MGP site in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of $18.8 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $18.6 million to $36.4 million. However, there can be no assurance that such costs will not vary considerably from these estimates. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

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

  By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.4 million, reflecting a negotiated settlement with an insurance carrier for MGP-related environmental expense indemnity, and a regulatory asset of $15.4 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. In light of the indemnity agreement with the NEES subsidiary, the Department rate order on MGP-related cost recovery, and the expected cost of remediating the non-MGP site, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

  We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

  As explained in Note 1 to the financial statements, effective January 1, 1998, the Company changed its method of accounting for unbilled revenue.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 20, 1999

                       BOSTON GAS COMPANY AND SUBSIDIARY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 1998 (Unaudited)

  During the fourth quarter of 1998, the Company changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998 (see Note 1, Accounting Policies). Accordingly, the following table summarizing the Company's reported quarterly information for the years ended December 31, 1998 and 1997 has been restated for the periods ending March 31, June 30 and September 30 of 1998:

                                                   Three Months Ended
                                           -----------------------------------
                                                              Sept.
                                           March 31 June 30    30     Dec. 31
                                           -------- -------- -------  --------
                                                     (In Thousands)
1998
Operating revenues........................ $267,204 $107,763 $62,777  $172,569
Operating margin.......................... $111,688 $ 53,526 $37,584  $ 82,977
Operating earnings (loss)................. $ 30,931 $  5,229 $(2,623) $ 21,598
Cumulative effect of change in accounting
 principle................................ $  8,193 $    --  $   --   $    --
Net earnings (loss) applicable to common
 stock.................................... $ 34,005 $    573 $(7,011) $ 16,872
1997
Operating revenues........................ $312,538 $139,743 $57,874  $190,790
Operating margin.......................... $115,079 $ 64,250 $37,027  $ 86,023
Operating earnings (loss)................. $ 31,663 $  8,709 $(2,021) $ 17,909
Net earnings (loss) applicable to common
 stock.................................... $ 26,338 $  3,894 $(6,495) $ 12,848

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1998
                                 (In Thousands)

                                           Additions
                                     ---------------------
                                                 Charged      Net
                          Balance,    Charged   (Credited) Deductions   Balance,
                        December 31, (Credited)  to Other     from    December 31,
      Description           1997     to Income   Accounts   Reserves      1998
      -----------       ------------ ---------- ---------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 15,783    $12,950     $ --      $13,082     $ 15,651
                          ========    =======     =====     =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 79,128    $(3,853)    $ 706     $   --      $ 75,981
                          --------    -------     -----     -------     --------
 Deferred investment
  tax credits..........   $  5,931    $  (849)    $ --      $   --      $  5,082
                          --------    -------     -----     -------     --------
 Postretirement benefit
  cost.................   $ 83,274    $ 2,717     $ --      $ 4,924     $ 81,067
                          --------    -------     -----     -------     --------
 Restructuring
  Reserve..............   $  6,845    $(1,550)    $ --      $ 5,295     $    --
                          --------    -------               -------     --------
 Other reserves and
  deferred credits--
  Reserve for self-
   insurance...........   $  2,870    $ 1,873     $ --      $ 1,779     $  2,964
  SFAS 109 Regulatory
   Liability...........      3,255        --        --          548        2,707
  Deferred net
   normalization
   surplus.............      7,116        --        --          344        6,772
  Other................     28,984      5,186      (750)      7,104       26,316
                          --------    -------     -----     -------     --------
   Total other reserves
    and deferred
    credits............   $ 42,225    $ 7,059     $(750)    $ 9,775     $ 38,759
                          --------    -------     -----     -------     --------
   Total reserves not
    deducted from
    assets.............   $217,403    $ 3,524     $ (44)    $19,994     $200,889
                          ========    =======     =====     =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                                 (In Thousands)

                                          Additions
                                     -------------------    Net
                          Balance,    Charged   Charged  Deductions   Balance,
                        December 31, (Credited) to Other    from    December 31,
      Description           1996     to Income  Accounts  Reserves      1997
      -----------       ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 15,963    $13,222   $   --    $13,402     $ 15,783
                          ========    =======   =======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 76,277    $  (804)  $ 3,655   $   --      $ 79,128
                          --------    -------   -------   -------     --------
 Deferred investment
  tax credits..........   $  6,836    $  (905)  $   --    $   --      $  5,931
                          --------    -------   -------   -------     --------
 Postretirement benefit
  cost.................   $ 84,827    $ 3,295   $   --    $ 4,848     $ 83,274
                          --------    -------   -------   -------     --------
 Restructuring
  Reserve..............   $    --     $ 8,692   $   --    $ 1,847     $  6,845
                          --------    -------   -------   -------     --------
 Other reserves and
  deferred credits--
  Reserve for self-
   insurance...........   $  2,240    $ 2,461   $   --    $ 1,831     $  2,870
  SFAS 109 Regulatory
   Liability...........      3,839        --        --        584        3,256
  Deferred net
   normalization
   surplus.............      7,606        --        --        490        7,116
  Other................     11,011      6,546    19,500     8,073       28,984
                          --------    -------   -------   -------     --------
   Total other reserves
    and deferred
    credits............   $ 24,696    $ 9,007   $19,500   $10,978     $ 42,225
                          --------    -------   -------   -------     --------
   Total reserves not
    deducted from
    assets.............   $192,636    $19,285   $23,155   $17,673     $217,403
                          ========    =======   =======   =======     ========

                                                                     SCHEDULE II

                       BOSTON GAS COMPANY AND SUBSIDIARY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1996
                                 (In Thousands)

                                          Additions
                                     -------------------    Net
                          Balance,    Charged   Charged  Deductions   Balance,
                        December 31, (Credited) to Other    from    December 31,
      Description           1995     to Income  Accounts  Reserves      1996
      -----------       ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts.............   $ 15,324    $12,942    $  --    $12,303     $ 15,963
                          ========    =======    ======   =======     ========
RESERVES NOT DEDUCTED
 FROM ASSETS:
 Accumulated deferred
  income taxes.........   $ 72,001    $(1,383)   $5,659   $   --      $ 76,277
                          --------    -------    ------   -------     --------
 Deferred investment
  tax credits..........   $  7,767    $  (931)   $  --    $   --      $  6,836
                          --------    -------    ------   -------     --------
 Postretirement benefit
  cost.................   $ 86,589    $ 3,725    $  --    $ 5,487     $ 84,827
                          --------    -------    ------   -------     --------
 Other reserves and
  deferred credits--
  Reserve for self-
   insurance...........   $  2,347    $ 1,931    $  --    $ 2,038     $  2,240
  SFAS 109 Regulatory
   Liability...........      4,440        --        --        601        3,839
  Deferred net
   normalization
   surplus.............      7,951        --        --        345        7,606
  Other................      9,120      7,054       --      5,163       11,011
                          --------    -------    ------   -------     --------
   Total other reserves
    and deferred
    credits............     23,858      8,985       --      8,147       24,696
                          --------    -------    ------   -------     --------
   Total reserves not
    deducted from
    assets.............   $190,215    $10,396    $5,659   $13,634     $192,636
                          ========    =======    ======   =======     ========