Form 10-Q
period 1999-03-31
BOSTON GAS CO
filed 1999-05-03
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             March 31, 1999
                                          ----------------------------------

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


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                                       (In Thousands)

                                                     Three Months Ended
                                                     ------------------
                                                    March 31,   March 31,
                                                      1999        1998
                                                    --------    --------
OPERATING REVENUES                                   $258,234    $267,204
Cost of gas sold                                      140,737     155,516
                                                     --------    --------
OPERATING MARGIN                                      117,497     111,688

OPERATING EXPENSES:
  Other operating expenses                             42,104      40,677
  Maintenance                                           7,784       6,053
  Depreciation and amortization                        17,474      17,240
  Income taxes                                         17,886      16,787
                                                     --------    --------
  Total Operating Expenses                             85,248      80,757
                                                     --------    --------
OPERATING EARNINGS                                     32,249      30,931

OTHER EARNINGS, NET                                       309          92
                                                     --------    --------

EARNINGS BEFORE INTEREST EXPENSE                       32,558      31,023

INTEREST EXPENSE:
  Long-term debt                                        4,194       4,192
  Other, including amortization
   of debt expense                                        316         576
  Less - Interest during construction                      (4)        (39)
                                                     --------    --------
  Total Interest Expense                                4,506       4,729
                                                     --------    --------

NET EARNINGS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                           28,052      26,294

CUMULATIVE EFFECT OF ACCOUNTING CHANGE AFTER TAX            -       8,193
                                                     --------    --------

NET EARNINGS                                           28,052      34,487

Preferred Stock Dividends                                 482         482
                                                     --------    --------

NET EARNINGS APPLICABLE TO COMMON STOCK              $ 27,570    $ 34,005
                                                     ========    ========

COMMON STOCK DIVIDENDS                               $ 20,336    $ 12,649
                                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 3



BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                        (In Thousands)

                                              March 31,    March 31,    December 31,
                                                1999         1998          1998
                                             -----------  -----------  -------------
ASSETS
GAS PLANT, at cost                            $914,017     $866,128      914,017
Construction work-in-progress                   19,949       11,922       11,644
  Less-Accumulated depreciation                385,837      345,861      368,609
                                              --------     --------     --------
       Total Net Plant                         548,129      532,189      557,052
                                              --------     --------     --------


CURRENT ASSETS:

  Cash and cash equivalents                     14,996        1,538          878
  Accounts receivable, less reserves
    of $15,406 and $17,048 at
    March 31, 1999 and 1998,
    respectively, and $15,651 at
    December 31, 1998                          115,676      136,160       64,258
  Accrued utility margin                        10,716        9,576       14,147
  Deferred gas costs                             2,437       32,062       54,292
  Natural gas and other inventories             25,073       24,175       41,375
  Materials and supplies                         3,478        3,419        2,852
  Prepaid expenses                               1,157        1,844        2,255
                                              --------     --------     --------
       Total Current Assets                    173,533      208,774      180,057
                                              --------     --------     --------


OTHER ASSETS:

  Deferred postretirement benefits cost         77,228       82,587       78,567
  Deferred charges and other assets             44,863       48,352       43,483
                                              --------     --------     --------
       Total Other Assets                      122,091      130,939      122,050
                                              --------     --------     --------

       TOTAL ASSETS                           $843,753     $871,902     $859,159
                                              ========     ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                                (In Thousands)

                                                   March 31,      March 31,     December 31,
                                                      1999           1998           1998
                                                    --------       --------       --------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding       $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                     43,233         43,233         43,233
   Retained earnings                                 186,090        173,667        178,857
                                                    --------       --------       --------
     Total Common Stockholder's Investment           280,741        268,318        273,508


 Cumulative preferred stock, $1 par value,
    1,200,000 shares authorized and outstanding       29,368         29,335         29,360

 Long-term obligations, less current portion         210,526        211,101        210,675
                                                    --------       --------       --------
     Total Capitalization                            520,635        508,754        513,543

 Gas Inventory Financing                              31,533         31,610         48,299
                                                    --------       --------       --------

     Total Capitalization and Gas Inventory
         Financing                                   552,168        540,364        561,842
                                                    --------       --------       --------


CURRENT LIABILITIES:
  Current portion of long-term obligations               575            520            561
  Notes payable                                            -         16,200         28,900
  Accounts payable                                    44,793         60,477         48,986
  Accrued taxes                                        4,283          4,568            959
  Accrued income taxes                                28,827         32,868         10,282
  Accrued interest                                     8,425          8,494          4,414
  Customer deposits                                    2,106          2,320          2,187
  Refunds due customers                                  815          2,595            140
                                                    --------       --------       --------
     TOTAL CURRENT LIABILITIES                        89,824        128,042         96,429

OTHER LIABILITIES:
  Deferred income taxes                               77,244         76,542         75,981
  Unamortized investment tax credits                   4,871          5,719          5,082
  Postretirement benefits obligation                  80,215         82,721         81,067
  Other                                               39,431         38,514         38,758
                                                    --------       --------       --------
    Total Other Liabilities                          201,761        203,496        200,888
                                                    --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT      $843,753       $871,902       $859,159
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

                                                            FORM 10-Q
                                                            Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                         (In Thousands)
                                                        Three Months Ended
                                                        ------------------
                                                       March 31,   March 31,
                                                         1999        1998
                                                       --------    --------
Cash flows from operating activities:

 Net earnings                                          $ 28,052    $ 34,487
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                      17,474      17,240
      Deferred taxes                                      1,263      (2,586)
     Other changes in assets and liabilities:
       Accounts receivable                              (47,987)    (55,878)
       Inventory                                         15,676      20,312
       Deferred gas costs                                51,855      34,533
       Deferred post-retirement benefits                    487         786
       Accounts payable                                  (4,193)     (1,454)
       Accrued interest                                   4,011       4,122
       Federal and state income taxes                    18,545      21,694
       Refunds due customers                                675        (541)
       Other                                              3,634        (788)
                                                       --------    --------
Net cash provided by operating activities                89,492      71,927
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                    (8,306)     (9,204)
 Net cost of removal                                       (592)       (978)
                                                       --------    --------
Net cash used for investing activities                   (8,898)    (10,182)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Changes in notes payable, net                          (28,900)    (23,500)
 Changes in inventory financing                         (16,766)    (23,892)
 Amortization of preferred stock issuance costs               8           9
 Cash dividends paid on common and preferred stock      (20,818)    (13,131)
                                                       --------    --------
Net cash used for financing activities                  (66,476)    (60,514)
                                                       --------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         14,118       1,231

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            878         307
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 14,996    $  1,538
                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest, net of amounts capitalized               $    826    $    837
    Income taxes                                       $ (1,712)   $  3,193




 The accompanying notes are an integral part of these consolidated financial statements.

                                                            FORM 10-Q
                                                            Page 6

                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------




1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     GENERAL
     -------

     It is the Company's opinion that the financial information contained in this report reflects all normal, recurring adjustments necessary to present a fair statement of results for the period reported, but such results are not necessarily indicative of results to be expected for the year due to the seasonal nature of the Company's business. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, the disclosures herein, when read with the annual report for 1998 filed on Form 10-K, are adequate to make the information presented not misleading.


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

                                                            FORM 10-Q
                                                            Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS:
        ---------------------


     Net earnings applicable to common stock for the first quarter of 1999 were $27.6 million compared to $34.0 million for the same period of 1998. The first quarter of 1998 includes a one-time increase in earnings of $8.2 million due to the cumulative effect of a change in accounting for revenue recognition. Excluding the effect of this change, net earnings for the first quarter of 1999 increased $1.8 million or 7% from the first quarter of 1998. This improvement primarily reflects the impact of 9% colder weather ($2.6 million), throughput growth ($1.0 million) and a $.7 million gain on the settlement of pension obligations, partially offset by higher operating costs ($3.0 million). The increase in operating costs primarily reflects the impact of colder weather and system maintenance. Weather for the first quarter of 1999 was 4.8% warmer than normal compared to the 12.8% warmer weather experienced in the first quarter of 1998.

     Revenues for the first quarter of 1999 declined $9.0 million or 3% from the same period last year primarily due to lower non-firm sales ($20.5 million), the migration of customers from sales to transportation service ($5.3 million) and lower gas costs. Partially offsetting was the revenue increase attributable to the comparatively colder weather ($15.2 million). The revenue decrease associated with lower gas costs and customer migration has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.


     YEAR 2000 ISSUE

     STATE OF READINESS

     The Company has assessed the impact of the Year 2000 with respect to its Information Technology ("IT") systems and embedded chip technology systems as well as the Company's potential exposure to significant third party risks. Accordingly, the Company has completed substantial portions of a plan to replace or modify existing systems and technology as required and to assure itself that major customers and critical vendors are also addressing these issues.

     With respect to IT systems, the Company has tested and certified as Year 2000 ready, seven of its eleven "mission critical" business systems. Of the remaining, one system was installed in the fourth quarter of 1998 with certification testing to be completed by the end of April; and the remaining three will be replaced by the second quarter of 1999. Eight of sixteen "less than critical" application systems have completed certification testing while the remaining eight will be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and systems software has been completed and the remaining non-compliant components of the Company's client-server and data/voice communications infrastructure are scheduled for completion by the second quarter of 1999. Replacements or remediation of non-compliant E-mail and desktop hardware and software systems are on schedule for completion by the second quarter of 1999. An end-to-end integration test plan has been developed to test all business systems supporting mission critical processes. The test plan will be executed during the third quarter of 1999.

                                                            FORM 10-Q
                                                            Page 8


     With respect to embedded chip systems, the Company has completed an inventory, assessment and remediation plan. Remediation, conversion and testing are currently 50% complete and scheduled to be completed by the third quarter of 1999.

     The Company has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers, with selected testing and implementation of risk mitigation strategies for significant vendors scheduled for completion by the second quarter of 1999. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

     COST OF YEAR 2000 REMEDIATION

     The Company expects the cost of Year 2000 compliance will approximate $13.5 million. Approximately 65% of these costs will be incurred under capital projects that have or will result in added functionality while also addressing Year 2000 issues. As of March 31, 1999 approximately $11.5 million has been incurred.

     RISKS OF YEAR 2000 ISSUES

     The Company has assessed the most reasonably likely worst case Year 2000 scenario. Given the Company's efforts to minimize the risk of Year 2000 failure by its internal systems, the Company believes the worst case scenario would involve failures that impact our data and voice communication providers, electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worse case scenarios will be developed and tested as part of the Company's business contingency planning process.

     CONTINGENCY PLANS

     The Company has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis has been completed which identifies the six major sources of risk and their impact on mission critical processes. By the second quarter of 1999,contingency plans will be developed for each mission critical process that could be impacted by a loss in data and/or voice communications, loss of electricity, or major disruption of gas supply. Testing of these plans is scheduled during the third quarter of 1999.

                                                            FORM 10-Q
                                                            Page 9


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

                                                            FORM 10-Q
                                                            Page 10



                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     As a result of mediation, the Company has entered an agreement in principle with Industrial National Leasing Company (INLC) that resolves the litigation between Massachusetts LNG, Inc., the Company's wholly-owned subsidiary and INLC over the LNG storage facilities in Salem and Lynn, Massachusetts. The agreement provides for a lease of the facilities that will expire June 30, 2014 and an end-of-term purchase option. On March 19, 1999, the court granted a 45-day stay to enable the parties to finalize an agreement.

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

                                                            FORM 10-Q
                                                            Page 11


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



                                         Boston Gas Company
                                   -------------------------------------------
                                           (Registrant)


                               /s/        Joseph F. Bodanza
                             ---------------------------------------------
                            J.F. Bodanza, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)





Dated:  May 3, 1999
      ----------------