Form 10-Q
period 1999-06-30
BOSTON GAS CO
filed 1999-07-30
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 1999
                                           ---------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

(In Thousands)
                                                      For the               For The
                                                Three Months Ended      Six Months Ended
                                                -------------------   -------------------
                                                June 30,   June 30,   June 30,   June 30,
                                                  1999       1998       1999       1998
                                                --------   --------   --------   --------
OPERATING REVENUES                               $96,958   $107,763   $355,191   $374,965
 Cost of gas sold                                 44,498     54,237    185,236    209,763
                                                 -------   --------   --------   --------
 OPERATING MARGIN                                 52,460     53,526    169,955    165,202

OPERATING EXPENSES:
 Other operating expenses                         35,126     32,500     77,273     73,169
 Maintenance                                       6,727      4,771     14,511     10,824
 Depreciation and amortization                    10,997     10,519     28,471     27,759
 Income taxes                                     (1,677)       508     16,209     17,290
                                                 -------   --------   --------   --------
 Total Operating Expenses                         51,173     48,298    136,464    129,042
                                                 -------   --------   --------   --------
OPERATING EARNINGS                                 1,287      5,228     33,491     36,160

OTHER EARNINGS, NET                                  420        184        727        276
                                                 -------   --------   --------   --------

EARNINGS BEFORE INTEREST EXPENSE                   1,707      5,412     34,218     36,436

INTEREST EXPENSE:
 Long-term debt                                    4,194      4,192      8,387      8,384
 Other, including amortization
   of debt expense                                   107        264        421        840
 Less - Interest during construction                (237)       (97)      (285)      (136)
                                                 -------   --------   --------   --------
 Total Interest Expense                            4,064      4,359      8,523      9,088
                                                 -------   --------   --------   --------

NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                           (2,357)     1,053     25,695     27,348
CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE AFTER TAX                                    -          -          -      8,193

NET EARNINGS (LOSS)                               (2,357)     1,053     25,695     35,541

Preferred Stock Dividends                            481        481        963        963
                                                 -------   --------   --------   --------

NET EARNINGS (LOSS) APPLICABLE TO
   COMMON STOCK                                  $(2,838)  $    572   $ 24,732   $ 34,578
                                                 -------   --------   --------   --------

COMMON STOCK DIVIDENDS                           $     -   $      -   $ 20,336   $ 12,649
                                                 -------   --------   --------   --------

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                      (In Thousands)

                                          June 30,      June 30,    December 31,
                                            1999          1998          1998
                                            ----          ----          ----
ASSETS

GAS PLANT, at cost                       $914,995      $866,273      $914,017
Construction work-in-progress              30,529        24,813        11,644
  Less-Accumulated depreciation           395,838       354,761       368,609
                                         --------      --------      --------
       Total Net Plant                    549,686       536,325       557,052
                                         --------      --------      --------


CURRENT ASSETS:

  Cash and cash equivalents                31,602         9,549           878
  Accounts receivable, less reserves
    of $14,552 and $16,840 at
    June 30, 1999 and 1998,
    respectively, and $15,651 at
    December 31, 1998                      69,771        77,971        64,258
  Accrued utility margin                    2,272         2,393        14,147
  Deferred gas costs                            -        24,979        54,292
  Natural gas and other inventories        31,237        29,285        41,375
  Materials and supplies                    3,491         3,096         2,852
  Prepaid expenses                          2,591         2,466         2,255
                                         --------      --------      --------
       Total Current Assets               140,964       149,739       180,057
                                         --------      --------      --------


OTHER ASSETS:

  Deferred postretirement benefits cost    75,888        81,247        78,567
  Deferred charges and other assets        43,401        47,255        43,483
                                         --------      --------      --------
       Total Other Assets                 119,289       128,502       122,050
                                         --------      --------      --------

TOTAL ASSETS                             $809,939      $814,566      $859,159
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

                                                                       FORM 10-Q
                                                                          Page 4

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------

                                                            (In Thousands)

                                                June 30   June 30,  December 31,
                                                  1999      1998        1998
                                                  ----      ----        ----

LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding   $ 51,418  $ 51,418  $ 51,418
   Amounts in excess of par value                 43,233    43,233    43,233
   Retained earnings                             183,252   174,239   178,857
                                                --------  --------  --------
     Total Common Stockholder's Investment       277,903   268,890   273,508


   Cumulative preferred stock, $1 par value,
     1,200,000 shares authorized and outstanding  29,377    29,343    29,360

 Long-term obligations, less current portion     210,373   210,962   210,675
                                                --------  --------  --------
     Total Capitalization                        517,653   509,195   513,543

GAS INVENTORY FINANCING                           30,543    29,185    48,299
                                                --------  --------  --------

     Total Capitalization and Gas Inventory
         Financing                               548,196   538,380   561,842
                                                --------  --------  --------


CURRENT LIABILITIES:
  Current portion of long-term obligations           590       533       561
  Notes payable                                        -         -    28,900
  Accounts payable                                30,970    40,425    48,986
  Accrued taxes                                    3,252     2,855       959
  Accrued income taxes                            17,856    23,364    10,282
  Accrued interest                                 4,277     4,340     4,414
  Customer Deposits                                2,038     2,220     2,187
  Refundable gas costs                             5,853         -         -
  Refunds Due Customers                              733     1,095       140
                                                --------  --------  --------
     TOTAL CURRENT LIABILITIES                    65,569    74,832    96,429
                                                --------  --------  --------

OTHER LIABILITIES:
  Deferred income taxes                           73,853    76,505    75,981
  Unamortized investment tax credits               4,661     5,506     5,082
  Postretirement benefits obligation              79,590    82,095    81,067
  Other                                           38,070    37,248    38,758
                                                --------  --------  --------
    Total Other Liabilities                      196,174   201,354   200,888
                                                --------  --------  --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT  $809,939  $814,566  $859,159
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

                                                                       FORM 10-Q
                                                                          Page 5

BOSTON GAS COMPANY AND SUBSIDIARY
---------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                                             (In Thousands)
                                                       For The Six Months Ended
                                                       ------------------------
                                                         June 30,   June 30,
                                                          1999       1998
                                                          ----       ----
 Cash flows from operating activities:

      Net earnings                                       $ 25,695   $ 35,541
      Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Depreciation and amortization                      28,471     27,759
        Deferred taxes                                     (2,128)    (2,623)
        Other changes in assets and liabilities:
          Accounts receivable                               6,362      9,495
          Inventory                                         9,499     15,525
          Deferred gas costs                               60,145     41,616
          Deferred post-retirement benefits                 1,202      1,500
          Accounts payable                                (18,016)   (21,506)
          Accrued interest                                   (137)       (32)
          Federal and state income taxes                    7,574     12,188
          Refunds due customers                               593     (2,041)
          Other                                             1,198     (3,394)
                                                         --------   --------
 Net cash provided by operating activities                120,458    114,028
                                                         --------   --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (19,865)   (22,854)
     Net cost of removal                                   (1,931)    (2,320)
                                                         --------   --------
 Net cash used by investing activities                    (21,796)   (25,174)
                                                         --------   --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in short-term debt, net                      (28,900)   (39,700)
     Changes in inventory financing                       (17,756)   (26,317)
     Changes in preferred stock                                17         17
     Cash dividends paid on common and preferred stock    (21,299)   (13,612)
                                                         --------   --------
 Net cash used by financing activities                    (67,938)   (79,612)
                                                         --------   --------

 INCREASE IN CASH AND CASH EQUIVALENTS                     30,724      9,242

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             878        307
                                                         --------   --------

 Cash and cash equivalents at end of period              $ 31,602   $  9,549
                                                         ========   ========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest, net of amounts capitalized              $  9,362   $  9,558
       Income taxes                                      $ 11,121   $ 13,456

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

                                 JUNE 30, 1999
                                 -------------



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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission.


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

                                                                       FORM 10-Q
                                                                          Page 7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

SECOND QUARTER

The second quarter reflects a net loss of $2.8 million compared to net earnings applicable to common stock of $.6 million for the second quarter of 1998. This decline primarily reflects higher operating costs, lower capitalized expenses and the impact of 1% warmer weather partially offset by throughput growth.

Revenues for the second quarter of 1999 declined $10.8 million from the second quarter of 1998 primarily due to lower gas costs, the migration of customers from sales to transportation service and warmer weather, partially offset by throughput growth.

YEAR-TO-DATE

Net earnings applicable to common stock for the first six months of 1999 were $24.7 million compared to $34.6 million for the same period of 1998. 1998 results include a one-time increase in earnings of $8.2 million due to the effect of a change in accounting for revenue recognition. Excluding this accounting change, net earnings for the first six months of 1999 decreased $1.7 million. This reduction primarily reflects higher operating costs and lower capitalized expenses somewhat offset by throughput growth, the impact of colder weather and a gain on the settlement of pension obligations. Weather for the first six months of 1999 was 3% warmer than normal but 7% colder than 1998.

Revenues for the first six months of 1999 declined $19.8 million or 5% from the same period last year primarily due to lower non-firm sales ($20 million), the migration of customers from sales to transportation service ($9 million)and lower gas costs. Partially offsetting was the revenue increase attributable to colder weather and throughput growth. The revenue decrease associated with lower gas costs and customer migration has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

YEAR 2000 ISSUE

STATE OF READINESS

The Company has assessed the impact of the Year 2000 with respect to its Information Technology (IT) systems and embedded chip technology systems as well as the Company's potential exposure to significant third party risks. Accordingly, the Company has substantially completed the replacement or modification of existing systems and technology as required and assured itself that major customers and critical vendors are also addressing these issues. In addition, the Company is finalizing and testing its contingency plans to address major external and internal risk that could potentially impact business operations.

With respect to internal information systems, the Company has tested and certified as Year 2000 ready, all eleven mission critical business systems. Installation of an upgrade and replacement to two of these mission critical systems scheduled for the third quarter of 1999 will include Year 2000 re-certification testing. The Company has completed certification testing of fifty percent of less than critical business systems, and the remaining are scheduled for testing during the third quarter of 1999.

                                                                       FORM 10-Q
                                                                          Page 8

An integration test plan designed to re-certify interfaces between mission critical systems has been developed and will be executed during the third quarter of 1999. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client-server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as Year 2000 ready with the exception of an upgrade to the call management server that is scheduled for the third quarter. Eighty percent of the Company's desktop hardware, operating system software and applications have been certified as Year 2000 ready with the remaining desktops scheduled to be certified as part of the rollout of an upgraded application in the third quarter of 1999. To minimize the risk of corruption of previously certified information systems, the Company will impose a freeze on changes to information systems and technology components, effective October 1, 1999.

With respect to embedded chip systems, the Company has completed its inventory, assessment, remediation and certification testing of all date sensitive components containing embedded chips.

The Company has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans have been developed. The Company has begun testing electronic interfaces with suppliers where practicable, and implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which the Company relies, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

COST OF YEAR 2000 REMEDIATION

The Company expects the cost of Year 2000 compliance will approximate $13.9 million. Approximately 65% of these costs will be incurred under capital projects that have resulted in added functionality while also addressing Year 2000 issues. As of June 30, 1999 approximately $12.4 million has been incurred.

RISKS OF YEAR 2000 ISSUES

The Company has assessed the most reasonably likely worst case Year 2000 scenario. Given the Company's efforts to minimize the risk of Year 2000 failure by its internal systems, the Company believes the worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worse case scenarios are addressed as part of the Company's business contingency planning process.

CONTINGENCY PLANS

The Company has initiated the development of a business contingency plan in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis has been completed which identified voice/data communications, electricity and gas supply as the three major sources of external risk and their impact on mission critical processes. Plans have been developed and desk tested for each of these risk areas. During the third quarter of 1999, all plans will be finalized and tested via live drills.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

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

                                                                       FORM 10-Q
                                                                         Page 10

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On April 30, 1999, the Company and Industrial National Leasing Corporation
(INLC) executed a lease agreement for the LNG storage facilities in Salem and Lynn, Massachusetts and a stipulation of dismissal of the litigation filed by Massachusetts LNG, Inc., the Company's wholly owned subsidiary, against INLC relative to the lease for the storage facilities that expired on June 30, 1997. Pursuant to the newly executed lease, the Company will have full access to the Salem and Lynn storage facilities to meet system requirements through June 30, 2014, at which time it will have an option to purchase the facilities from INLC.

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



                                               Boston Gas Company
                              ----------------------------------------------
                                                  (Registrant)



                                /s/           Joseph F. Bodanza
                              ----------------------------------------------
                              J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:     July 30, 1999
       --------------------