Form 10-Q
period 1999-09-30
BOSTON GAS CO
filed 1999-11-03
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended             September 30, 1999
                                        --------------------------------------

                                      OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ___________________

                        Commission File Number 2-23416
                                               -------

                              BOSTON GAS COMPANY
            ------------------------------------------------------
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

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY AND SUBSIDIARY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                                      (In Thousands)
                                                   Three Months Ended               Nine Months Ended
                                                   ------------------               -----------------
                                              September 30,   September,30,   September 30,   September 30,
                                                  1999            1998            1999            1998
                                                 -------         -------        --------        --------
OPERATING REVENUES                               $62,164         $62,777        $417,355        $437,743
  Cost of gas sold                                23,579          25,194         208,815         234,956
                                                 -------         -------        --------        --------
  Operating Margin                                38,585          37,583         208,540         202,787

OPERATING EXPENSES:
  Operations                                      32,626          31,370         109,899         104,539
  Maintenance                                      6,533           5,686          21,044          16,510
  Depreciation and amortization                    7,846           7,551          36,317          35,310
  Income taxes                                    (4,872)         (4,401)         11,337          12,894
                                                 -------         -------        --------        --------
 Total Operating Expenses                         42,133          40,206         178,597         169,253
                                                 -------         -------        --------        --------
OPERATING EARNINGS (LOSS)                         (3,548)         (2,623)         29,943          33,534

OTHER EARNINGS, NET                                1,178             237           1,905             513
                                                 -------         -------        --------        --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE           (2,370)         (2,386)         31,848          34,047

INTEREST EXPENSE:
  Long-term debt                                   4,194           4,192          12,581          12,576
  Other, including amortization
    of debt expense                                  199             108             620             948
  Less - Interest during construction               (333)           (157)           (618)           (293)
                                                 -------         -------        --------        --------
  Total Interest Expense                           4,060           4,143          12,583          13,231
                                                 -------         -------        --------        --------

NET EARNINGS (LOSS) BEFORE CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                   (6,430)         (6,529)         19,265          20,816

CUMULATIVE EFFECT OF ACCOUNTING
    CHANGE AFTER TAX                                   -               -               -           8,193
                                                 -------         -------        --------        --------

NET EARNINGS (LOSS)                               (6,430)         (6,529)         19,265          29,009

Preferred Stock Dividends                            466             482           1,429           1,445
                                                 -------         -------        --------        --------

NET EARNINGS (LOSS) APPLICABLE TO
    COMMON STOCK                                 $(6,896)        $(7,011)       $ 17,836        $ 27,564
                                                 =======         =======        ========        ========

COMMON STOCK DIVIDENDS                           $     -         $     -        $ 20,336        $ 12,649
                                                 -------         -------        --------        --------

The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company and Subsidiary
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                            (In Thousands)

                                             September 30,   September 30,   December 31,
                                                 1999            1998           1998
                                             -------------   -------------   ------------
ASSETS

GAS PLANT, at cost                               $ 914,229       $ 866,147      $ 914,017
Construction work-in-progress                       44,604          38,038         11,644
  Less-Accumulated depreciation                   (387,265)       (359,108)      (368,609)
                                                 ---------       ---------      ---------
       Total Net Plant                             571,568         545,077        557,052
                                                 ---------       ---------      ---------

CURRENT ASSETS:

  Cash and cash equivalents                          4,215             509            878
  Accounts receivable, less reserves
    of $12,959 and $16,626 at
    September 30, 1999 and 1998,
    respectively, and $15,651 at
    December 31, 1998                               49,450          41,182         62,250
  Accounts receivable - affiliates                       -              28          2,008
  Accrued utility margin                             3,099           2,400         14,147
  Deferred gas costs                                20,092          48,853         54,292
  Supplemental gas inventories                      45,733          40,092         41,375
  Materials and supplies                             4,251           3,137          2,852
  Prepaid expenses                                   1,737           2,150          2,255
                                                 ---------       ---------      ---------
       Total Current Assets                        128,577         138,351        180,057
                                                 ---------       ---------      ---------

OTHER ASSETS:

  Deferred postretirement benefits cost             74,548          79,907         78,567
  Deferred charges and other assets                 42,987          44,974         43,483
                                                 ---------       ---------      ---------
       Total Other Assets                          117,535         124,881        122,050
                                                 ---------       ---------      ---------

TOTAL ASSETS                                     $ 817,680       $ 808,309      $ 859,159
                                                 =========       =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company and Subsidiary
---------------------------------

Consolidated Balance Sheets
---------------------------

                                                                (In Thousands)

                                                  September 30,  September 30,   December 31,
                                                      1999           1998            1998
                                                  -------------  -------------   ------------
LIABILITIES AND STOCKHOLDER'S INVESTMENT

CAPITALIZATION:
 Stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding          $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                        43,233         43,233         43,233
   Retained earnings                                    176,357        167,229        178,857
                                                       --------       --------       --------
     Total Common Stockholder's Investment              271,008        261,880        273,508

   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     1,200,000 shares authorized and
     1,080,000 shares outstanding                        26,447         29,351         29,360

 Long-term obligations, less current portion            224,890        210,820        210,675
                                                       --------       --------       --------
     Total Capitalization                               522,345        502,051        513,543

GAS INVENTORY FINANCING                                  42,238         39,192         48,299
                                                       --------       --------       --------

     Total Capitalization and Gas Inventory
         Financing                                      564,583        541,243        561,842
                                                       --------       --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                  605            547            561
  Notes payable                                               -          6,300         28,900
  Accounts payable                                       37,775         38,893         48,703
  Accounts payable - affiliates                           1,296              -            283
  Accrued taxes                                           1,659          1,641            959
  Accrued income taxes                                    2,334          6,647         10,282
  Accrued interest                                        8,511          8,572          4,414
  Customer deposits                                       1,993          2,178          2,187
  Refunds due customers                                     723            458            140
                                                       --------       --------       --------
     Total Current Liabilities                           54,896         65,236         96,429
                                                       --------       --------       --------

OTHER LIABILITIES:
  Deferred income taxes                                  75,594         77,229         75,981
  Unamortized investment tax credits                      4,450          5,294          5,082
  Postretirement benefits obligation                     78,795         81,584         81,067
  Other                                                  39,362         37,723         38,758
                                                       --------       --------       --------
    Total Other Liabilities                             198,201        201,830        200,888
                                                       --------       --------       --------
TOTAL LIABILITIES AND STOCKHOLDER'S INVESTMENT         $817,680       $808,309       $859,159
                                                       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company and Subsidiary
---------------------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                (In Thousands)
                                                          For The Nine Months Ended
                                                          -------------------------
                                                         September 30,  September 30,
                                                             1999           1998
                                                           --------       --------
Cash flows from operating activities:

     Net earnings                                          $ 19,265       $ 29,009
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                         36,317         35,310
       Deferred taxes                                          (387)        (1,899)
       Other changes in assets and liabilities:
        Accounts receivable                                  26,342         46,249
        Inventories, including gas                           (5,757)         4,677
        Deferred gas costs                                   34,200         17,742
        Accounts payable                                    (10,401)       (23,038)
        Accrued interest                                      4,097          4,200
        Federal and state income taxes                       (7,948)        (4,526)
        Refunds due customers                                   583         (2,678)
        Other                                                 3,957            779
                                                           --------       --------
Net cash provided by operating activities                   100,268        105,825
                                                           --------       --------

Cash flows from investing activities:
     Capital expenditures                                   (33,943)       (38,096)
     Net cost of removal                                     (3,262)        (3,723)
                                                           --------       --------
Net cash used by investing activities                       (37,205)       (41,819)
                                                           --------       --------

Cash flows from financing activities:
     Dividends paid on common and preferred stock           (21,765)       (14,094)
     Changes in short-term debt, net                        (28,900)       (33,400)
     Changes in inventory financing                          (6,061)       (16,310)
     Redemption of preferred stock                           (3,000)             -
                                                           --------       --------
Net cash used by financing activities                       (59,726)       (63,804)
                                                           --------       --------

Net increase in cash and cash equivalents                     3,337            202

Cash and cash equivalents at beginning of period                878            307
                                                           --------       --------

Cash and cash equivalents at end of period                 $  4,215       $    509
                                                           ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest, net of amounts capitalized                    $  9,322       $ 10,006
                                                           ========       ========
   Income taxes                                            $ 20,252       $ 25,270
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

                       BOSTON GAS COMPANY AND SUBSIDIARY
                       ---------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1999
                              ------------------


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
-------------


RESULTS OF OPERATIONS

Third Quarter

The seasonal net loss of $6.9 million for the third quarter of 1999 was $.1 million or 2% lower than the loss reported for the same period in 1998. The slight improvement was primarily due to customer growth and other income of $.9 million resulting primarily from an agreement with the Internal Revenue Service for prior years' tax examinations.

Operations and maintenance expenses increased $2.1 million, or 5.7%, principally due to a charge of $2.2 million for an early retirement program and increased distribution system maintenance partially offset by lower bad debt expense reflecting improved collection experience and reduced property tax expense.

Year-to-date

Net earnings applicable to common stock for the first nine months of 1999 were $17.8 million compared to $27.6 million for the same period of 1998. The nine months of 1998 include a one-time increase in earnings of $8.2 million due to the effect of a change in accounting for revenue recognition. Excluding this accounting change, net earnings applicable to common stock for the first nine months of 1999 decreased $1.5 million or 8% from the first nine months of 1998.

Operating margin increased $5.8 million, or 2.8%, principally due to colder weather (7%) and customer growth. Weather for the first nine months of 1999 was 3% warmer than normal compared to the 10% warmer than normal weather experienced in the first nine months of 1998.

Higher operations and maintenance expenses principally reflect the early retirement charge of $2.2 million discussed above, increased information technology expense and increased distribution system maintenance.

The revenue decrease of $20.4 million is principally due to lower gas costs, customer migration, and decreases in non-firm revenue, all of which have no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

YEAR 2000 ISSUE

State of Readiness

The Company has assessed the impact of the Year 2000 with respect to its Information Technology (IT) systems and embedded chip technology systems as well as the Company's potential exposure to significant third party risks. Accordingly, the Company has completed the replacement or modification of existing systems and technology as required and assured itself that major customers and critical vendors are also addressing these issues. In addition, the Company has completed the development and testing of contingency plans to address major external and internal risks that could potentially impact business operations.

With respect to internal information systems, the Company has tested and certified as Year 2000 ready, all eleven mission critical business systems and all eighteen less than critical business systems. Recertification of mission critical systems and integration points has been completed. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client-server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as Year 2000 ready. All of the Company's desktop hardware, operating system software and applications have been certified as Year 2000 ready. To minimize the risk of corruption of previously certified information systems, the Company has imposed a freeze on changes to information systems and technology components, effective October 1, 1999. Production environment changes will be limited to emergency production fixes and regulatory required changes.

With respect to embedded chip systems, the Company has completed its inventory, assessment, remediation and certification testing of all date sensitive components.

The Company has identified material third party relationships and has completed a detailed survey of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans have been developed. The Company has implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which the Company relies, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

Cost of Year 2000 Remediation

The Company expects the cost of Year 2000 compliance will approximate $13.9 million. Approximately 65% of these costs will be incurred under capital projects that have resulted in added functionality while also addressing Year 2000 issues. As of September 30, 1999 approximately $12.9 million has been incurred.

Risks of Year 2000 Issues

The Company has assessed the most reasonably likely worst case Year 2000 scenario. Given the Company's efforts to minimize the risk of Year 2000 failure by its internal systems, the Company believes the worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Detailed plans to accommodate any one or a combination of these worst case scenarios are addressed as part of the Company's business contingency plans.

Contingency Plans

The Company has completed the development of business contingency plans in the event that one or more of its internal systems, its embedded chip systems, or its mission critical suppliers' systems experience a Year 2000 failure. An impact analysis was completed which identified voice/data communications, electricity and gas supply as the three major sources of external risk and their impact on mission critical processes. Contingency plans have been developed and desktop tests conducted for each risk area. Successful exercises were conducted to test the Company's ability to deliver critical services in the event of a failure or disruption in voice/data communications.

FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal in the Company's service area, changes in economic conditions, including interest rates, the functionality of programs and systems in the Year 2000, the impact of third parties Year 2000 issues, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 1999 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

The Company expects capital expenditures for 1999 to be approximately $57 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer demand and for productivity improvements.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits


          10.1 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern Enterprises, Boston Gas Company and Chester
               R. Messer, II (incorporated by reference to Exhibit 10.11.5 to the Quarterly Report on Form 10-Q of Eastern Enterprises for the quarter ended September 30, 1999).

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

Dated:   November 3, 1999
      -----------------------