Form 10-K
period 1999-12-31
BOSTON GAS CO
filed 2000-03-14
CIK 13390

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

                  For the fiscal year ended December 31, 1999

                                      or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to
                        Commission File Number 2-23416

                              BOSTON GAS COMPANY
            (Exact Name of Registrant As Specified In Its Charter)

           Massachusetts                               04-1103580
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         One Beacon Street                           (617) 742-8400
    Boston, Massachusetts 02108             (Registrant's Telephone Number)
  (Address of Principal Executive
              Offices)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                                          Exchange
         -------------------                                          --------
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

   Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2000.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BOSTON GAS COMPANY

                                   FORM 10-K

                      Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

 Item
 No.                                 Topic                                Page
 ----                                -----                                ----
                                    PART I
  1.  Business
      General...........................................................    1
      Markets and Competition...........................................    1
      Gas Throughput....................................................    2
      Gas Supply........................................................    2
      Regulation........................................................    3
      Seasonality and Working Capital...................................    4
      Environmental Matters.............................................    5
      Employees.........................................................    5
  2.  Properties........................................................    5
  3.  Legal Proceedings.................................................    5
  4.  Submission of Matters to a Vote of Security Holders...............    5
      Glossary..........................................................    6
                                    PART II
  5.  Market for the Registrant's Common Equity and Related Stockholder     7
      Matters...........................................................
  6.  Selected Financial Data...........................................    7
  7.  Management's Discussion and Analysis of Financial Condition and       7
      Results of Operations.............................................
  8.  Financial Statements and Supplementary Data.......................   10
  9.  Changes in and Disagreements with Accountants on Accounting and      10
      Financial Disclosure..............................................
                                   PART III
 10.  Directors and Executive Officers of the Registrant................   11
 11.  Executive Compensation............................................   11
 12.  Security Ownership of Certain Beneficial Owners and Management....   11
 13.  Certain Relationships and Related Transactions....................   11
                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   12

                                    PART I

Item 1. Business.

General

   Boston Gas Company (the "Company"), is engaged in the transportation and sale of natural gas to approximately 541,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company is the largest natural gas distribution company in New England and has been in business for 177 years. All of the common stock of the Company is held by Eastern Enterprises ("Eastern"), which is headquartered in Weston, Massachusetts. Eastern has owned Boston Gas Company since 1929.

   On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

   For definition of certain industry specific terms, see the Glossary at the end of Part I and appearing on page 6.

   The Company provides local transportation services and gas supply to all customer classes. The Company's services are available on a firm and non-firm basis. Firm transportation service and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department"), that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation service and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

   The Company offers unbundled services to all commercial/industrial users, who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third party suppliers. The Company views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 1999, the Company had approximately 4,700 firm transportation customers. Service to all residential customers currently is on a bundled basis. Unbundled service to residential customers is expected to be offered beginning in June 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Markets and Competition

   The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last seven years, the Company has increased its share in the total stationary energy market from 31% to 38%. This market share compares to the national level of approximately 43%, and represents a growth opportunity for the Company. However, future market share cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources, the level of investment required and customer perception of relative value.

Gas Throughput

   The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1997-1999.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Residential....................................     39.3      37.9      41.7
   Commercial and industrial......................     27.3      28.2      35.7
   Off-system sales...............................      5.6      12.7       7.4
                                                   --------  --------  --------
     Total sales..................................     72.2      78.8      84.8
   Transportation of customer-owned gas...........     56.4      65.6      80.9
   Less: Off-system sales.........................     (5.6)    (12.7)     (7.4)
                                                   --------  --------  --------
     Total throughput.............................    123.0     131.7     158.3
                                                   ========  ========  ========
     Total firm throughput........................    109.1     107.8     120.0
                                                   ========  ========  ========

   The above table excludes the effect of adopting the accrual method of revenue recognition as discussed in Note 1 of Notes to Consolidated Financial Statements.

   In 1999, residential customers comprised 92% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 8%. Volumetrically, residential customers accounted for 32% of total throughput and 36% of total firm throughput, while commercial and industrial customers accounted for 68% of total throughput and 64% of total firm throughput. Approximately 67% of commercial and industrial customers' total throughput was transportation-only service. Sithe Energy, an independent power generator on the Company's system, was responsible for approximately 28% of this transportation throughput under a contract which expires in November, 2000. The Company is uncertain whether or to what extent this contract will be renewed.

   No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 1999.

Gas Supply

   The following table in BCF provides information with respect to the Company's sources of supply during the three years 1997-1999.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Natural gas purchases..........................     65.9      71.2      75.2
   Underground storage withdrawal.................      9.9      10.9      14.5
   Liquefied natural gas ("LNG") purchases........      1.9       --        1.4
                                                   --------  --------  --------
     Total source of supply.......................     77.7      82.1      91.1
   Company use, unbilled and other................     (5.5)     (3.3)     (6.3)
                                                   --------  --------  --------
     Total sales..................................     72.2      78.8      84.8
                                                   ========  ========  ========

   Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather. Given the ready availability of supply, the Company purchased approximately two-thirds of its peak pipeline supplies under firm short-term and spot contracts. The balance of peak day pipeline requirements is purchased directly from producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

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

                                                       Capacity in
                                                           BCF
                                                       ------------ Expiration
                        Pipeline                       Daily Annual   Dates
                        --------                       ----- ------ ----------
   Algonquin Gas Transmission Company ("Algonquin")... 0.27   80.4  2000-2012
   Tennessee Gas Pipeline Company ("Tennessee")....... 0.18   66.9  2003-2012
                                                       ----  -----
                                                       0.45  147.3
                                                       ====  =====

   In 1999, the Company restructured its long term capacity contracts with Tennessee Gas Pipeline. As a result, no contracts expire on Tennessee before 2003. Less than 1% of the Company's capacity on Algonquin expires in 2000. In addition, the Company has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from producing regions.

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

   In the fall of 1999, the Company, and its affiliates Colonial Gas Company and Essex Gas Company, entered into a portfolio management contract with El Paso Energy Marketing, Inc. For a three year term commencing November 1, 1999, El Paso will provide all of the city gate supply requirements to the three companies at market prices and manage certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

   Peak day firm throughput in BCF was 0.64 in 1999, 0.57 in 1998, and 0.61 in 1997. The Company provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company owns propane air facilities and an LNG facility in Dorchester, Massachusetts. The Company also leases two LNG facilities sited on land owned by the Company in Salem and Lynn, Massachusetts, and leases space in facilities located in Providence, RI and Everett, MA. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause ("CGAC"), billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause ("LDAC"), the Company recovers the actual costs of approved energy efficiency programs, and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   The Company's rates for local transportation service are governed by the five year performance-based rate plan approved by the Department in 1996. Under the plan approved by the Department, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of .50 percent. The productivity factor will be the subject of a remand proceeding at the Department as discussed below. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million, which will also be a subject in the Department's remand proceeding. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. The final year of the plan is November 1, 2001 through October 31, 2002. With respect to the appeal by the Company of the Department's Order in D.P.U. 96-50, the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.50 percent to .50 percent; and 2) the expansion of the service quality penalty beyond the $1 million proposed by the Company, and remanded these matters to the Department for further proceedings, which actions were requested by the Department in its motion for discharge of report and remand. The Department has stated that it would consider in the remand proceedings whether there should be retroactive recovery of those charges vacated by the court.

   All of the Company's 43,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had approximately 4,700 firm transportation customers. Under the February 1, 1999 Order by the Department which approved the service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

   Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which Local Distribution Companies ("LDC") tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

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

Environmental Matters

   The Company may have or share responsibility under applicable environmental law for the remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. Information with respect to the remediation of these sites may be found in Note 11 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

   As of December 31, 1999, the Company had approximately 1,300 employees, 70% of whom are organized in local unions with which the Company has collective bargaining agreements that expire in 2002. During 1999, the Company entered into new three-year labor agreements with the bargaining units representing union employees.

Item 2. Properties.

   The Company operates three LNG facilities in Dorchester, Salem, and Lynn, Massachusetts. These facilities provide the Company with local storage of gas, as the stored LNG can be vaporized into the distribution system to supplement pipeline gas in periods of high demand. The Company owns the Dorchester facility. The Company owns the real property at the Salem and Lynn facilities and rents the storage facilities under a long-term lease arrangement.

   The Company owns propane-air facilities at various locations throughout its service territory.

   On December 31, 1999, the Company's distribution system included approximately 6,000 miles of gas mains, 422,000 services and 546,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel, which require ongoing maintenance and replacement.

   The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned in fee.

   In 1999, the Company's capital expenditures were approximately $57 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $67 million for similar purposes in 2000.

Item 3. Legal Proceedings.

   Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of Security Holders in the fourth quarter of 1999.

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

   Dekatherm--1,000 cubic feet of natural gas at 1,000 Btu per cubic foot.

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

   Non-Core Customers--Generally, those customers with readily available, economically viable energy alternatives to gas.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Eastern is the holder of record of all of the outstanding common equity securities of the Company. Dividends on such common equity amounted to $27.3 million and $17.9 million for 1999 and 1998, respectively.

Item 6. Selected Financial Data.

   Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1999 Compared to 1998

   Net earnings applicable to common stock for 1999 were $37.9 million compared to $44.4 million for 1998. The 1998 results include a one-time increase in net earnings of $8.2 million due to the cumulative effect of a change in accounting for revenue recognition. Excluding the cumulative effect of the accounting change, net earnings applicable to common stock for 1999 increased $1.7 million or 4.6% from 1998.

   Operating revenues in 1999 decreased $17.6 million, or 2.9% primarily due to lower gas costs ($22 million), the migration of customers from sales to transportation service ($12 million) and lower non-firm sales ($19 million). The revenue reduction associated with lower gas costs and the migration of customers to transportation service has no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. Partially offsetting this decrease was increased revenues due to colder weather ($24 million) and customer growth ($9 million).

   Operating margin increased $11.9 million, or 4.2% due to weather which was 5% colder than 1998 ($7 million) and customer growth ($4 million). Weather for 1999 was 5% warmer than normal.

   Operations and maintenance expenses increased $10.6 million, or 7.5%, principally due to the absence of service contract revenue of approximately $5 million for annual contracts not renewed due to the Company's decision to exit the gas appliance service business in 1997. In addition, the increase was due to a charge of $2.2 million for an early retirement program and increased maintenance, insurance and information technology expenses. These were partially offset by lower bad debt expense reflecting improved collection experience.

   Other earnings, net increased $1.4 million due to interest income of $.8 million on a tax settlement with the Internal Revenue Service and a higher level of short-term investments.

1998 Compared to 1997

   Net earnings applicable to common stock for 1998 were $44.4 million which includes the effect of a change in accounting for revenue recognition (see
Note 1 of Notes to The Financial Statements). This change in accounting increased net earnings by $8.6 million, consisting of a one-time cumulative effect for the years prior to 1998 of $8.2 million plus the impact of the change on 1998 earnings of $.4 million. Excluding the effect of the change in accounting, net earnings applicable to common stock were $35.8 million, a decrease of $.8 million, or 2%, as compared to 1997.

   Revenues in 1998 decreased $90.6 million or 13% compared to 1997. This decrease reflects warmer weather ($46 million), the migration of customers from sales to transportation service ($22 million), lower gas costs ($15 million), the absence of a 1997 non-recurring increase in revenues of $8.9 million related to a 1996 rate ruling in the recovery mechanism for the portion of bad debt expense associated with gas costs and lower non-firm sales, partially offset by throughput growth and higher average rates. The revenue decrease associated with customer migration and lower gas costs has no impact on earnings as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

   Operating margin decreased $16.6 million, or 5.5%, principally due to weather which was 13% warmer than 1997 ($13 million) and the absence of a 1997 non-recurring increase in revenues of $8.9 million described earlier partially offset by customer growth ($4 million) and higher rates. Weather for 1998 was 9% warmer than normal compared to 4% colder than normal as experienced in 1997.

   Operations and maintenance expenses decreased $7.9 million or 5.3%, principally due to the recognition of service contract revenue of approximately $5 million for annual contracts expiring in the third quarter of 1998 in addition to the reduction of related costs due to the Company's decision to exit the gas appliance service business in 1997. Also contributing to the decrease were warmer weather conditions and continued cost control measures partially offset by the absence of a $2.1 million gain on the settlement of pension obligations which occured in 1997.

   Depreciation and amortization increased $2.1 million, or 5%, reflecting continued investment in system expansion and replacement.

   The absence of a 1997 restructuring charge of $8.7 million was offset by the absence of the 1997 non-recurring revenue increase described earlier.

YEAR 2000 ISSUE

   The Company experienced no significant issues as a result of the transition from December 31, 1999 to January 1, 2000. The Company does not expect to incur any significant Year 2000 related costs beyond January 2000.

   The Company's cost to achieve Year 2000 compliance was approximately $15 million. Approximately 70% of these costs were incurred for capital projects that resulted in added functionality.

FORWARD-LOOKING INFORMATION

   This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

   Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   To meet cash requirements and support its commercial paper program, the Company has available up to $75 million of Eastern's committed credit agreement and a $40 million uncommitted line of credit. The Company also maintains a credit agreement that provides for the borrowing of up to $70 million for the exclusive purpose of funding its inventory of gas supplies or to back commercial paper issued for the same purpose.

   The Company expects capital expenditures for 2000 to be approximately $67 million. Capital expenditures will be largely for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements.

   The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for transportation service, gas purchases and sales, pipeline safety practices, issuance of securities, and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   The Company's rates for local transportation service are governed by the five year performance-based rate plan approved by the Department in 1996. Under the plan approved by the Department, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months, and reduced by a productivity factor of .50 percent. The productivity factor will be the subject of a remand proceeding at the Department as discussed below. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million, which will also be a subject in the Department's remand proceeding. There is a margin sharing mechanism, whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. The final year of the plan is November 1, 2001 through October 31, 2002. With respect to the appeal by the Company of the Department's Order in D.P.U. 96-50, the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.50 percent to .50 percent; and 2) the expansion of the service quality penalty beyond the $1 million proposed by the Company, and remanded these matters to the Department for further proceedings, which actions were requested by the Department in its motion for discharge of report and remand. The Department has stated that it would consider in the remand proceedings whether there should be retroactive recovery of those charges vacated by the court.

   All of the Company's 43,000 commercial and industrial customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. As of December 31, 1999, the Company had approximately 4,700 firm transportation customers. Under the February 1, 1999 Order by the Department which approved the service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation are assigned, at cost, a pro-rata share of the upstream pipeline capacity held by the Company to serve them.

   Anticipating a date of June 1, 2000 for offering residential customers the opportunity to purchase gas supply from third parties, the Department has approved Model Terms and Conditions to which Local Distribution Companies ("LDC") tariffs for all residential customers will substantially conform. The Model Terms and Conditions approved by the Department are consistent with the Department's order of February 1, 1999, which provided that, for a five year transition period, LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the Company to serve firm customers will be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDC's will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors, and accelerate or decelerate the transition period accordingly. The Department's Model Terms and Conditions also require that LDC's provide default and peaking supply services at cost-based rates.

Environmental Matters

   The Company may have or share responsibility under applicable environmental law for the remediation of 19 sites related to former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites, as described in Note 11 of Notes to Consolidated Financial Statements. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company may also have or share responsibility for the remediation of one non-MGP site. The Company has recorded a liability of $18 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $18 million to $34 million. However, there can be no assurance that actual costs will not vary considerably from these estimates.

   The Company is aware of 30 other former MGP related sites within its service territory, nine of which were identified in 1999. The NEES subsidiary has provided full indemnification to the Company with respect to eight of the 30 sites. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these other sites. No notice of responsibility has been issued to the Company for any of these sites from any governmental environmental authority.

   By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.3 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $14.7 million, representing the expected rate recovery of environmental remediation costs. In light of the indemnity agreement with the NEES subsidiary, the Department rate order on MGP-related cost recovery, and the expected cost of remediating the non-MGP site, the Company believes that it is not probable that such costs will materially affect its financial condition or results of operations.

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

 4.2 --Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among the Company, The Bank of New York as Resigning
       Trustee, and The First National Bank of Boston as Successor Trustee.
       (Filed as an exhibit to registration statement of the Company on Form
       S-3 (File No. 33-31869)).*

 10.1 --Gas Transportation Contract between the Company and Tennessee Gas
       Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form
       10-K for the year ended December 31, 1993).*

 10.2 --Gas Transportation Contract between the Company and Texas Eastern dated October 29, 1999 providing for transportation of approximately
       48,133 dekatherms of natural gas per day (Filed herewith).

 10.3 --Gas Transportation Contract between the Company and Texas Eastern dated December 30, 1993 providing for transportation of approximately
       32,000 dekatherms of natural gas per day (Filed as Exhibit 10.3 to the Annual Report of the Company on Form 10-K for the year ended December
       31, 1993).*

 10.4 --Gas Transportation Contract between the Company and Algonquin dated
       October 29, 1999 providing for transportation of approximately 45,000 dekatherms of natural gas per day (Filed herewith).
 10.5 --Gas Storage Agreement between the Company and Consolidated Gas Supply
       Corporation dated
       February 18, 1980 providing for storage demand of 934 dekatherms of natural gas per day. (Filed as Exhibit 20.3 to the Quarterly Report of the Company on Form 10-Q for the quarter ended
       March 31, 1982).*
 10.6 --Gas Storage Agreement between the Company and Honeoye Storage
       Corporation dated
       October 11, 1985 providing for storage demand of 6,150 dekatherms of natural gas per day.
       (Filed as Exhibit 10.17 to the Annual Report of the Company on Form
       10-K for the year ended December 31, 1985).*

 10.7    --Gas Storage Agreement between the Company and National Fuel
          (formerly PennYork Energy Corporation) dated as of December 21, 1984 providing for storage demand of 6,031 dekatherms of Nataural gas per day. (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1985).*
 10.8    --Gas Sales Contract between the Company and Esso Resources Canada,
          Limited, (now Imperial Oil of Canada, Ltd.) dated as of May 1, 1989.
          (Filed as Exhibit 10.12 to the Annual Report of the Company on Form
          10-K for the year ended December 31, 1989).*
 10.9 --Amendment to Exhibit 10.9, Gas Sales Contract between the Company and Esso Resources (now Imperial Oil of Canada), dated as of November
          12, 1997 and Bridge Agreement dated as of October 23, 1997, executed pursuant to Master Agreement dated as of November 1, 1997. (Filed as Exhibit 10.9.2 to the Annual Report of the Company on Form 10K for the year ended December 31, 1998).*
 10.10 --Gas Sales Agreement between the Company and Boundary Gas, Inc., dated as of September 14, 1987; and First Amendment hereto dated as of January 1, 1990; Second Amendment thereto dated as of July 1,
          1990; Third Amendment thereto dated as of 1991; Fourth Amendment thereto dated as of June 5, 1991; Fifth Amendment thereto dated as of May 4, 1993; Sixth Amendment thereto dated as of September 9, 1993;
          Amendment thereto dated as of March 8, 1996; and Amendment thereto dated as of August 20, 1997. (Filed as Exhibit 10.10 to the Annual
          Report of the Company on Form 10K for the year ended December 31, 1994.)*
 10.11   --Gas Sales Agreement between the Company and Alberta Northeast Gas,
          Ltd. dated as of
          February 7, 1991. (Filed as Exhibit 10.16 to the Annual Report of the
          Company on Form 10-K for
          the year ended December 31, 1990).*
 10.12 --Amendments to Exhibit 10.12, Gas Sales Agreement between the Company and Alberta Northeast Gas, Ltd., dated as of October 1, 1992; May 5,
          1993; November 27, 1995; March 14, 1996; and November 27, 1995.
          (Filed as Exhibit 10.12.1 to the Annual Report of the Company on Form
          10-K For the year ended December 31, 1998).*
 10.13   --Firm Gas Transportation Agreement between the Company and Iroquois
          Gas Transmission System, L.P. dated as of February 7, 1991. (Filed as
          Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*
 10.13.1 --Agreement between the Company and Iroquois Gas Transmission System
          L.P. amending Exhibit 10.13 as of November 3, 1998. (Filed herewith).
 10.14   --Firm Gas Transportation Agreement between the Company and Tennessee
          Gas Pipeline Company dated as of February 7, 1991. (Filed as Exhibit
          10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*
 10.15   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per day. (Filed herewith).
 10.16   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 96,000 dekatherms of natural gas per day. (Filed herewith).
 10.17   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed herewith).

 10.18   --Gas Transportation Contract between the Company and Algonquin dated
          December 1, 1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.19 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1997).*
 10.19   --Gas Transportation Contract between the Company and Algonquin dated
          January 1, 1998 providing for transportation of approximately 27,000 dekatherms of natural gas per day. (Filed as Exhibit 10.20 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1997).*
 10.20 --Gas Transportation Contract between the Company and CNG Transmission dated October 1, 1993 providing for transportation of approximately
          21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.23 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1997).*
 10.21   --Gas Storage Contract between the Company and CNG Transmission dated
          November 1993 providing for storage demand of 42,000 dekatherms of natural gas per day. (Filed as Exhibit 10.24 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.22   --Gas Transportation Contract between the Company and Tennessee Gas
          Pipeline dated September 1, 1993 providing for transportation of approximately 10,000 dekatherms of natural gas per day. (Filed as Exhibit 10.25 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.23   --Gas Transportation Contract between the Company and Tennessee Gas
          Pipeline dated September 1, 1993 providing for transportation of approximately 8,600 dekatherms of natural gas per day. (Filed as Exhibit 10.28 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1997).*
 10.24   --Gas Transportation Contract between the Company and Tennessee Gas
          Pipeline dated September 1, 1993 providing for transportation of approximately 41,000 dekatherms of natural gas per day. (Filed as Exhibit 10.29 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.25 --Gas Storage Contract between the Company and Tennessee Gas Pipeline dated December 1, 1994 providing for storage demand of approximately
          71,000 dekatherms of natural gas per day. (Filed as Exhibit 10.31 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1997).*
 10.26   --Gas Transportation Contract between the Company and Tennessee Gas
          Pipeline dated September 1, 1996 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.32 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.27   --Gas Transportation Contract between the Company and Texas Eastern
          Transmission dated December 30, 1993 providing for transportation of approximately 39,000 dekatherms of natural gas per day. (Filed as Exhibit 10.33 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.27.1 --Agreement between the Company and Texas Eastern Transmission amending Exhibit 10.27 dated as of October 29, 1998. (Filed herewith).
 10.28   --Gas Transportation Contract between the Company and Texas Eastern
          Transmission dated December 30, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.34 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*


 10.29 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated December 30, 1993 providing for transportation of approximately 5,000 dekatherms of natural gas per day. (Filed as Exhibit 10.35 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.30 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per Day. (Filed herewith).
 10.31 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated October 29, 1999 providing for transportation of approximately 3,000 dekatherms of natural gas per day. (Filed herewith).
 10.32 --Gas transportation contract between the Company and Transcontinental
        Gas Pipeline dated June 1, 1993 providing for transportation of approximately 6,000 dekatherms of natural gas per day. (Filed as Exhibit 10.40 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.33 --Gas Transportation Contract between the Company and Texas Gas
        Transmission dated November 1, 1993 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.41 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*
 10.34 --Agreement between the Company and Tennessee Gas Pipeline dated as of September 1, 1993 providing for transportation of approximately 10,500 dekatherms of natural gas per day. (Filed herewith).
 10.35 --Agreement between the Company and Texas Eastern Transmission dated as of October 29, 1999 providing for storage demand of approximately
        68,700 dekatherms of natural gas per day. (Filed herewith).
 10.36 --Agreement between the Company and Algonquin LNG, Corp. dated as of October 29, 1999 providing for storage demand of approximately 35,000 dekatherms of natural gas per day. (Filed herewith).
 10.37 --Contract Restructuring Agreement between the Company and Tennessee Gas
        Pipeline dated as of August 2, 1999 amending Exhibits 10.1, 10.31 and
        10.32. (Filed herewith).
 10.38 --Redacted Gas Resource Portfolio Management and Gas Sales Agreement between the Company, Colonial Gas Company, Essex Gas Company and El
        Paso Energy Marketing Company dated as of September 14, 1999, as amended. (Filed as Exhibit 10.1 to the Form 10-K of Eastern Enterprises for the year ended December 31, 1999, and incorporated herein by reference).
 10.39 --Amended and Restated Lease Agreement between Industrial National
        Leasing Corporation, Lessor, and Boston Gas Company, Lessee, dated as of April 30, 1999. (Filed herewith).
 10.40 --Credit Agreement dated as of December 22, 1993 by and among the Company, Morgan Guaranty Trust Company of New York, National
        Westminster Bank PLC, Shawmut Bank, N.A. and The First National Bank of
        Boston. (Filed as Exhibit 10.17 to the Annual Report of the Company on
        Form 10-K for the year ended December 31, 1993).*
 10.41 --Sublease between the Company and Eastern Enterprises dated November 5,
        1987. (Filed as Exhibit 10.20 to the Annual Report of the Company on
        Form 10-K for the year ended December 31, 1987).*
 18.1  --Letter from Arthur Andersen LLP regarding change in Accounting
        Principle. (Filed as Exhibit 18.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998).*

 22  --Subsidiaries of the Company (Filed as Exhibit 22 to the Annual Report
      of the Company on Form 10-K for the year ended December 31, 1985).*
 23  --Consent of Independent Certified Public Accountants.
 27  --Financial Data Schedule for the twelve months ended December 31, 1999.

   There were no reports on Form 8-K filed in the Fourth Quarter of 1999.
--------

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

Dated: March 14, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of March, 2000.

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

         Walter J. Flaherty               Director
-------------------------------------
         Walter J. Flaherty

         L. William Law, Jr.              Director
-------------------------------------
         L. William Law, Jr.

                              BOSTON GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants..........................     F-18
  Consolidated Statements of Earnings for the Three Years Ended
   December 31, 1999..............................................     F-2
  Consolidated Balance Sheets as of December 31, 1999 and 1998.... F-3 and F-4
  Consolidated Statements of Retained Earnings for the Three Years
   Ended December 31, 1999........................................     F-5
  Consolidated Statements of Cash Flows for the Three Years Ended
   December 31, 1999..............................................     F-6
  Notes to Consolidated Financial Statements...................... F-7 to F-17
  Interim Financial Information for the Two Years Ended December
   31, 1999 (Unaudited)...........................................     F-19
  Schedule for the Three Years Ended December 31, 1999:
    II--Valuation and Qualifying Accounts......................... F-20 to F-22

   Schedules other than those listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                               BOSTON GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (In Thousands)
Operating revenues.............................. $592,719  $610,313  $700,945
Cost of gas sold................................  295,022   324,538   398,566
                                                 --------  --------  --------
Operating margin................................  297,697   285,775   302,379
                                                 --------  --------  --------
Operating expenses:
  Operations....................................  128,102   120,765   129,343
  Maintenance...................................   23,037    19,819    19,134
  Depreciation and amortization.................   45,779    46,535    44,413
  Income taxes..................................   24,093    23,927    22,510
  Taxes, other than income......................   22,042    21,144    22,027
  Restructuring charge..........................      --     (1,550)    8,692
                                                 --------  --------  --------
    Total operating expenses....................  243,053   230,640   246,119
                                                 --------  --------  --------
Operating earnings..............................   54,644    55,135    56,260
Other earnings, net.............................    1,979       583       298
                                                 --------  --------  --------
Earnings before interest expense................   56,623    55,718    56,558
                                                 --------  --------  --------
Interest expense:
  Long-term debt................................   16,775    16,767    16,767
  Other, including amortization of debt
   expense......................................      926     1,248     1,889
  Less--Interest during construction............     (852)     (469)     (609)
                                                 --------  --------  --------
    Total interest expense......................   16,849    17,546    18,047
                                                 --------  --------  --------
Earnings before cumulative effect of change
 in accounting principle........................   39,774    38,172    38,511
Cumulative effect of change in accounting after
 tax............................................      --      8,193       --
                                                 --------  --------  --------
Net earnings....................................   39,774    46,365    38,511
Preferred stock dividends.......................    1,862     1,926     1,926
                                                 --------  --------  --------
Earnings applicable to common stock............. $ 37,912  $ 44,439  $ 36,585
                                                 ========  ========  ========



  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In Thousands)
Gas plant, at cost....................................... $ 963,672  $ 914,017
Construction work-in-progress............................    16,458     11,644
  Less-Accumulated depreciation..........................  (393,991)  (368,609)
                                                          ---------  ---------
    Net plant............................................   586,139    557,052
                                                          ---------  ---------
Current assets:
  Cash...................................................       172        878
  Accounts receivable, less reserves of $14,816 at
   December 31, 1999 and $15,651 at December 31, 1998....    61,429     62,250
  Accounts receivable--affiliates........................    23,644      2,008
  Accrued utility margin.................................    20,067     14,147
  Deferred gas costs.....................................    47,872     54,292
  Natural gas and other inventories, at average cost.....    45,172     41,375
  Materials and supplies, at average cost................     3,399      2,852
  Prepaid expenses.......................................     1,263      2,255
                                                          ---------  ---------
    Total current assets.................................   203,018    180,057
                                                          ---------  ---------
Other assets:
  Deferred postretirement benefits cost..................    72,760     78,567
  Deferred charges and other assets......................    40,975     43,483
                                                          ---------  ---------
    Total other assets...................................   113,735    122,050
                                                          ---------  ---------
    Total assets......................................... $ 902,892  $ 859,159
                                                          =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In Thousands)
Capitalization:
 Common stockholder's investment--
  Common stock, $100 par value--
   Authorized and outstanding--514,184 shares at December 31,
    1999 and 1998............................................ $ 51,418 $ 51,418
   Amounts in excess of par value............................   43,233   43,233
   Retained earnings.........................................  189,517  178,857
                                                              -------- --------
    Total common stockholder's investment....................  284,168  273,508
 Cumulative preferred stock, $1 par value,
  (liquidation preference, $25 per share)--
  Authorized 1,200,000 shares; outstanding--1,080,000 shares
   at December 31, 1999 and 1,200,000 at December 31, 1998...   26,454   29,360
 Long-term obligations, less current portion.................  224,399  210,675
                                                              -------- --------
    Total capitalization.....................................  535,021  513,543
 Gas inventory financing.....................................   54,020   48,299
                                                              -------- --------
    Total capitalization and gas inventory financing.........  589,041  561,842
                                                              -------- --------
Current liabilities:
  Current portion of long-term obligations...................      950      561
  Notes payable..............................................   51,200   28,900
  Accounts payable...........................................   47,969   48,986
  Accrued taxes..............................................    1,255      959
  Accrued income taxes.......................................    5,543   10,282
  Accrued interest...........................................    4,354    4,414
  Customer deposits..........................................    2,060    2,187
  Refunds due customers......................................      512      140
                                                              -------- --------
    Total current liabilities................................  113,843   96,429
                                                              -------- --------
Reserves and deferred credits:
  Deferred income taxes......................................   78,921   75,981
  Unamortized investment tax credits.........................    4,240    5,082
  Postretirement benefits obligation.........................   77,310   81,067
  Environmental liability....................................   18,000   18,750
  Other......................................................   21,537   20,008
                                                              -------- --------
    Total reserves and deferred credits......................  200,008  200,888
                                                              -------- --------
    Total capitalization and liabilities..................... $902,892 $859,159
                                                              ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In Thousands)
Balance at beginning of year..................... $178,857  $152,312  $133,980
  Net earnings...................................   39,774    46,365    38,511
  Preferred stock dividends ($1.61 per share in
   1999, 1998 and 1997)..........................   (1,862)   (1,926)   (1,926)
  Cash dividends on common stock ($53.00 per
   share in 1999, $34.80 per share in 1998, and
   $35.50 per share in 1997).....................  (27,252)  (17,894)  (18,253)
                                                  --------  --------  --------
Balance at end of year........................... $189,517  $178,857  $152,312
                                                  ========  ========  ========





  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (In Thousands)
Cash flows from operating activities:
 Net earnings....................................  $ 39,774  $ 46,365  $ 38,511
 Adjustments to reconcile net earnings to cash
  provided by operating activities:
  Depreciation and amortization..................    45,779    46,535    44,413
  Deferred taxes.................................     2,940    (3,147)    2,851
  Other changes in assets and liabilities:
   Accounts receivable...........................   (20,815)   25,601   (13,027)
   Accrued utility margin........................    (5,920)  (14,147)      --
   Inventory.....................................    (4,344)    3,679     5,190
   Deferred gas costs............................     6,420    12,303     8,742
   Accounts payable..............................    (1,017)  (12,945)  (11,382)
   Federal and state income taxes................    (4,739)     (892)   21,585
   Refunds due customers.........................       372    (2,996)     (248)
   Other.........................................     6,478     3,369     4,177
                                                   --------  --------  --------
Cash provided by operating activities............    64,928   103,725   100,812
                                                   --------  --------  --------
Cash flows from investing activities:
  Capital expenditures...........................   (57,256)  (60,266)  (55,388)
  Net cost of removal............................    (4,379)   (5,099)   (4,683)
                                                   --------  --------  --------
Cash used for investing activities...............   (61,635)  (65,365)  (60,071)
                                                   --------  --------  --------
Cash flows from financing activities:
  Changes in notes payable, net..................    22,300   (10,800)  (17,300)
  Changes in inventory financing.................     5,721    (7,203)      (92)
  Amortization of preferred stock issuance
   costs.........................................        94        34        34
  Redemption of preferred stock..................    (3,000)      --        --
  Cash dividends paid on common and preferred
   stock.........................................   (29,114)  (19,820)  (24,550)
                                                   --------  --------  --------
Cash used for financing activities...............    (3,999)  (37,789)  (41,908)
                                                   --------  --------  --------
Increase (decrease) in cash......................      (706)      571    (1,167)
Cash at beginning of year........................       878       307     1,474
                                                   --------  --------  --------
Cash at end of year..............................  $    172  $    878  $    307
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest, net of amounts capitalized..........  $ 18,462  $ 18,879  $ 19,704
                                                   ========  ========  ========
   Income taxes..................................  $ 26,486  $ 34,046  $    900
                                                   ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              BOSTON GAS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

 General

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

 Principles of Consolidation

   The Company is a wholly owned subsidiary of Eastern Enterprises ("Eastern"). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Massachusetts LNG Incorporated, which became inactive in 1999. All material intercompany balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

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

   Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs that will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with the amounts that are to be credited to customers through the rate making process.

   The following regulatory assets were reflected in the consolidated balance sheets as of December 31:

                                                                 1999    1998
                                                                ------- -------
                                                                (In Thousands)
      Post-retirement benefit costs............................ $72,760 $78,567
      Environmental costs......................................  17,703  18,190
      Other....................................................     733   1,365
                                                                ------- -------
                                                                $91,196 $98,122
                                                                ======= =======

                              BOSTON GAS COMPANY

(1) Accounting Policies (Continued)

   Regulatory liabilities total approximately $8,586,000 and $9,479,000 at December 31, 1999 and 1998 respectively, and relate to income taxes.

   As of December 31, 1999, all of the Company's regulatory assets and liabilities are being reflected in rates charged or credited to customers over periods ranging from 1 to 20 years. For additional information regarding deferred income taxes, post-retirement benefit costs and environmental costs, see Notes 3, 6 and 11, respectively.

 Gas Operating Revenues--Change in Accounting Principle

   During the fourth quarter of 1998, the Company changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998. Previously, substantially all revenues were recorded when billed. Under the unbilled method, the estimated margin on unbilled sales is recorded at the end of each accounting period. This change in accounting increased net earnings by $8,598,000, consisting of a one-time cumulative effect for the years prior to 1998 of $8,193,000 plus the impact of the change on 1998 earnings of $405,000. On a proforma basis, this change would have increased 1997 net earnings by $1,590,000.

 Depreciation

   Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service was 5.0% in 1999, 5.2% in 1998, and 5.2% in 1997. Amortization is provided on intangible assets, principally software, over the estimated useful life of the asset.

   Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Pending Accounting Changes

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

 Reclassifications

   Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

                              BOSTON GAS COMPANY

(2) Cost of Gas Adjustment Clause and Deferred Gas Costs

   The cost of gas adjustment clause ("CGAC") requires the Company to semi-annually adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the Company defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers. In its order of November 29, 1996, the Department modified the CGAC to recover the gas cost portion of the Company's bad debt write-offs effective December 1, 1996. The order also approved a local distribution adjustment clause ("LDAC") to recover the amortization of all environmental response costs associated with former manufactured gas plant ("MGP") sites, FERC Order 636 transition costs, and costs related to the Company's various conservation and load management programs from the Company's firm sales and transportation customers. These costs were previously recovered through the CGAC.

(3) Income Taxes

   The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes that would be payable on a separate company basis. The Company's effective income tax rate was 38.2% in 1999, 38.5% in 1998, and 36.9% in 1997 which includes the effect of prior years tax benefits of 1.8%. State taxes represent the majority of the difference between the effective rate and the federal income tax rate of 35%.

   A summary of the provision for income taxes for the three years ended December 31 is as follows:

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                          (In Thousands)
   Current--
     Federal......................................... $17,756  $21,997  $11,670
     State...........................................   4,801    5,408    2,692
                                                      -------  -------  -------
       Total current provision.......................  22,557   27,405   14,362
   Deferred--
     Federal.........................................   2,244   (2,119)   6,998
     State...........................................    (708)  (1,359)   1,150
                                                      -------  -------  -------
       Total deferred provision......................   1,536   (3,478)   8,148
                                                      -------  -------  -------
   Provision for income taxes........................ $24,093  $23,927  $22,510
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

   At December 31, 1999 the Company had a regulatory liability of $2,250,000 which represents the tax benefit of unamortized investment tax credits. This benefit is being passed back to customers over the lives of property giving rise to the investment credit. The Company also has a regulatory liability for excess deferred taxes being returned to customers over a 30-year period pursuant to a 1988 rate order with a balance to be refunded to customers of $6,336,000 as of December 31, 1999.

   For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all

                              BOSTON GAS COMPANY

(3) Income Taxes (Continued)

temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                            1999       1998
                                                          ---------  ---------
                                                            (In Thousands)
   Assets:
     Regulatory liabilities.............................. $   3,425  $   3,775
     Other...............................................    16,723     13,948
                                                          ---------  ---------
     Total deferred tax assets........................... $  20,148  $  17,723
                                                          ---------  ---------
   Liabilities:
     Accelerated depreciation............................ $ (84,151) $ (82,985)
     Deferred gas costs..................................   (14,183)   (13,062)
     Other...............................................   (11,073)   (14,231)
                                                          ---------  ---------
     Total deferred tax liabilities...................... $(109,407) $(110,278)
                                                          ---------  ---------
     Total net deferred taxes............................ $ (89,259) $ (92,555)
                                                          =========  =========

   Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was approximately $842,000 in 1999, $849,000 in 1998 and $906,000 in 1997.

(4) Commitments

 Long-term Obligations

   The following table provides information on long-term obligations as of December 31:

                                                             1999      1998
                                                           --------  --------
                                                            (In Thousands)
   8.33%--9.75%, Medium-Term Notes Series A, due 2005--
    2022.................................................. $100,000  $100,000
   6.93%--8.50%, Medium-Term Notes, Series B, due 2006--
    2024..................................................   50,000    50,000
   6.80%--7.25%, Medium-Term Notes, Series C, due 2012--
    2025..................................................   60,000    60,000
   Capital lease obligations (Note 7).....................   15,349     1,236
   Less current portion...................................     (950)     (561)
                                                           --------  --------
                                                           $224,399  $210,675
                                                           ========  ========

   The Company currently has a shelf registration covering the issuance of up to $100,000,000 of Medium-Term Notes, of which $60,000,000 of Medium-Term Notes, Series C have been issued as of December 31, 1999.

   There are no sinking fund requirements for the next five years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 1999 and none are callable prior to maturity.

   Annual maturities of capital lease obligations for the next five years are $950,000, $408,000, $586,000, $840,000 and $891,000 for 2000 through 2004, respectively.

 Gas Inventory Financing

   Under the terms of the general rate order issued by the Department effective October 1, 1988, the Company funds its inventory of gas supplies through external sources. All costs related to this funding are recoverable

                              BOSTON GAS COMPANY

(4) Commitments (Continued)

from customers. The Company maintains a long-term credit agreement with a group of banks which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. The Company had $54,020,000 and $48,299,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1999 and 1998, respectively. Because the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the Company's option if the one-year revolving credit facility is not renewed by the banks. The Company may select the agent bank's prime rate or, at the Company's option, various pricing alternatives. The agreement requires a facility fee of 8.5 basis points on the commitment. No borrowings were outstanding under this agreement during 1999 and 1998.

 Short-Term Debt and Lines of Credit

   Eastern maintains a credit agreement with a group of banks which provides for the borrowing by Eastern of up to $100,000,000 (of which up to $75,000,000 may be borrowed or used to back commercial paper issued by the Company) at any time through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate, or at the borrower's option, various pricing alternatives. The Company had outstanding borrowings of $20,000,000 and $28,900,000 in commercial paper backed by this agreement at December 31, 1999 and 1998, respectively. The weighted average interest rate on these borrowings was 6.05% at December 31, 1999 and 5.10% at December 31, 1998.

   In addition to the $75,000,000 available under the Eastern credit agreement, the Company has an uncommitted line of credit of $40,000,000 under which it may borrow through December 31, 2000. The interest rate for such borrowings is a function of federal funds, money market or prime rates. The Company had outstanding borrowings of $31,200,000 at December 31, 1999 at a weighted average interest rate of 5.95%. There were no borrowings outstanding under this uncommitted line at December 31, 1998.

(5) Preferred Stock

   The Company has outstanding 1,080,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the Company's option, the annual sinking fund payment may be increased to 10%. The preferred stock is not callable prior to 2003. On September 1, 1999 the Company redeemed 120,000 shares, or 10% of the outstanding shares, at the liquidation price of $25 per share.

(6) Retiree Benefits

   The Company, through participation in Eastern-administered plans and other union retirement and welfare plans, provides retirement benefits for substantially all of its employees. These plans include pensions, health and life insurance benefits.

   Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees hired before 1993 who are participants in the pension plans become eligible for post-retirement health care benefits if they reach retirement age while working for the Company. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                              BOSTON GAS COMPANY

(6) Retiree Benefits (Continued)

   Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. The information for 1997 has been restated to conform to the current presentation. The net cost for these plans and agreements charged to expense was as follows:

 Pensions

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (In Thousands)
   Service cost................................. $  2,819  $  2,676  $  2,838
   Interest cost on projected benefit
    obligation..................................    8,988     8,490     8,632
   Expected return on plan assets...............  (12,127)  (11,488)  (10,925)
   Amortization of prior service cost...........    1,173     1,048     1,048
   Amortization of transitional obligation......      217       217       217
   Recognized actuarial gain....................     (760)     (710)     (310)
   Settlement and curtailment gain..............   (1,216)      --     (2,003)
                                                 --------  --------  --------
   Total net pension cost....................... $   (906) $    233  $   (503)
                                                 ========  ========  ========

 Health Care
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (In Thousands)
   Service cost................................. $    757  $    828  $    789
   Interest cost on accumulated benefits
    obligation..................................    5,458     5,726     5,704
   Expected return on plan assets...............   (2,066)   (2,029)   (1,523)
   Amortization of prior service cost...........   (1,124)   (1,190)   (1,190)
   Recognized actuarial gain....................     (900)     (761)     (484)
   Regulatory deferral..........................    5,808     5,359     4,637
                                                 --------  --------  --------
   Total net retiree health care cost........... $  7,933  $  7,933  $  7,933
                                                 ========  ========  ========

   The previous tables do not reflect retirement pension enhancements of $2,066,000 and $3,224,000 for 1999 and 1998, respectively, and retirement health care enhancements of $143,000 for 1998.

                              BOSTON GAS COMPANY

(6) Retiree Benefits (Continued)

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 1999 and 1998 using actuarial measurement dates of October 1, 1999 and 1998:

                                            Pensions           Health Care
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
                                                  (In Thousands)
Change in benefit obligation
Balance at beginning of year........... $125,161  $115,945  $ 76,774  $ 78,800
Service cost...........................    2,819     2,676       757       828
Interest cost..........................    8,988     8,490     5,459     5,726
Plan amendments........................      --        --      1,574       --
Settlement loss........................      306       --        --        --
Special termination benefits...........    2,066     3,224       --        143
Benefits paid..........................   (7,168)   (7,686)   (5,602)   (5,019)
Settlement payments....................   (3,316)      --        --        --
Actuarial (gain) or loss...............    3,017     2,512      (739)   (3,704)
                                        --------  --------  --------  --------
Balance at end of year................. $131,873  $125,161  $ 78,223  $ 76,774
                                        ========  ========  ========  ========
Change in plan assets
Fair value, beginning of year.......... $152,195  $165,857  $ 24,308  $ 23,877
Actual return on plan assets...........   12,432    (5,929)      912       431
Employer contributions.................      --        --      5,602     5,019
Benefits paid..........................   (7,168)   (7,686)   (5,602)   (5,019)
Settlement payments....................   (3,316)      --        --        --
Administrative expenses................      --        (47)      --        --
                                        --------  --------  --------  --------
Fair value at end of year.............. $154,143  $152,195  $ 25,220  $ 24,308
                                        ========  ========  ========  ========
Reconciliation of funded status
Funded status.......................... $ 22,270  $ 27,034  $(53,003) $(52,466)
Contributions for fourth quarter.......      --        --      1,401     1,254
Unrecognized actuarial (gain)..........  (30,861)  (32,120)  (19,570)  (21,018)
Unrecognized transition obligation.....      221       437       --        --
Unrecognized prior service.............   12,417     9,855    (6,138)   (8,837)
                                        --------  --------  --------  --------
Net amount recognized year end......... $  4,047  $  5,206  $(77,310) $(81,067)
                                        ========  ========  ========  ========
Amounts recognized in balance sheet
Prepaid benefit cost................... $  7,424  $  8,139  $    --   $    --
Accrued benefit liability..............   (3,377)   (2,933)  (77,310)  (81,067)
                                        --------  --------  --------  --------
Net amount............................. $  4,047  $  5,206  $(77,310) $(81,067)
                                        ========  ========  ========  ========

   To fund health care benefits under its collective bargaining agreements, the Company maintains a Voluntary Employee Beneficiary Association ("VEBA") Trust to which it makes contributions from time to time. Plan assets are invested in debt and equity marketable securities.

                              BOSTON GAS COMPANY

(6) Retiree Benefits (Continued)

   Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                 1999       1998        1997
                                              ----------  ---------  ----------
   Discount rate.............................        7.5%      7.25%        7.5%
   Return on plan assets.....................        8.5%       8.5%        8.5%
   Increase in future compensation...........  4.0 - 4.5% 4.5 - 5.0% 4.75 - 5.0%
   Health care inflation trend............... 8.0 - 10.0%       8.0%        7.0%

   The health care inflation rate for 2000 is assumed to be 8.0% and 10.0% for pre-65 and post-65 health care benefits, respectively. The rate is assumed to decrease gradually to 5.0% in 2006 for pre-65 benefits (2008 for post-65 benefits) and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care trend rate for 1999 would have the following effects:

                                                      One-           One-
                                                  Percentage-    Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                        (In Thousands)
   Service cost and interest cost components....     $  449        $  (398)
   Post-retirement benefit obligation...........     $5,178        $(4,631)

(7) Leases

   The Company leases certain facilities and equipment under long-term leases which expire on various dates through the year 2014. Total rentals charged to income under all lease agreements were approximately $9,846,000 in 1999, $9,367,000 in 1998, and $10,112,000 in 1997. The Company has capitalized leases for an operations center and two LNG facilities. A summary of property held under capital leases as of December 31 is as follows:

                                                                  1999    1998
                                                                 ------- ------
                                                                 (In Thousands)
   LNG Facilities............................................... $14,834 $  --
   Buildings....................................................   6,000  6,000
                                                                 ------- ------
                                                                 $20,834 $6,000
   Less--Accumulated depreciation...............................   5,485  4,764
                                                                 ------- ------
   Total Capital Leases......................................... $15,349 $1,236
                                                                 ======= ======

   In April 1999 the Company entered into a 15 year lease agreement for the LNG facilities located in Salem and Lynn, Massachusetts. The facilities had previously been leased by the Company's subsidiary, Mass LNG, under a lease agreement which expired in 1997.

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

                              BOSTON GAS COMPANY

(7) Leases (Continued)

   The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancellable leases, including the financing leases, at December 31, 1999 is as follows:

                                                             Capital Operating
   Year                                                      Leases   Leases
   ----                                                      ------- ---------
                                                              (In Thousands)
   2000..................................................... $ 1,833  $ 4,647
   2001.....................................................   1,228    3,437
   2002.....................................................   1,379    2,092
   2003.....................................................   1,584      436
   2004.....................................................   1,584      236
   Later Years..............................................  15,048      --
                                                             -------  -------
   Total minimum lease payments............................. $22,656  $10,848
                                                                      =======
   Less--Amount representing interest and executory costs...   7,307
                                                             -------
   Present value of minimum lease payments on capital
    leases.................................................. $15,349
                                                             =======

(8) Fair Values of Financial Instruments

   The following methods and assumptions were used to estimate the fair values of financial instruments:

  Cash--The carrying amounts approximate fair value.

  Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

  Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

  Preferred Stock--The fair value of the preferred stock is based on currently quoted market prices.

   The carrying amounts and estimated fair values of the Company's long-term debt and preferred stock at December 31, 1999 and 1998 are as follows:

                                                   1999              1998
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
                                              (In Thousands)     (In Thousands)
   Long-term debt........................... $225,349 $219,525 $211,236 $248,341
   Preferred stock.......................... $ 26,454 $ 26,730 $ 29,360 $ 30,076

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

                              BOSTON GAS COMPANY

(10) Related Party Transactions

   The Company paid Eastern $4,500,000 in 1999, $4,200,000 in 1998, and
$4,300,000 in 1997 for legal, tax and corporate services rendered.

   In December 1996, Eastern Rivermoor Company, Inc., a wholly owned subsidiary of Eastern, purchased the Company's primary operations center from a third party and assumed the current lease agreement with the Company. During 1999, 1998 and 1997 the Company paid $775,000, $775,000 and $752,000, respectively to Eastern Rivermoor Company, Inc.

(11) Environmental Matters

   The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. The Company may have or share responsibility under applicable environmental laws for the remediation of 19 such sites. The nineteenth site was identified in 1999. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company also may have or share responsibility for the remediation of one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating the former MGP related sites and the non-MGP site in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of $18 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $18 million to $34 million. However, there can be no assurance that actual costs will not vary considerably from these estimates. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

   The Company is aware of 30 other former MGP related sites within its service territory, nine of which were identified in 1999. The NEES subsidiary has provided full indemnification to the Company with respect to eight of the 30 sites. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these sites. No notice of responsibility has been issued to the Company for these sites from any governmental environmental authority.

   By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.3 million, reflecting a negotiated settlement with an insurance carrier for MGP-related environmental expense indemnity, and a regulatory asset of $14.7 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. In light of the indemnity agreement with the NEES subsidiary, the Department rate order on MGP-related cost recovery, and the expected cost of remediating the non-MGP site, the Company believes that it is not probable that actual costs will materially affect its financial condition or results of operations.

(12) Merger

   On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals and the approval of Eastern shareholders, the transaction is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

                              BOSTON GAS COMPANY

(13) Commitments and Contingencies

   Boston Gas maintains employment agreements with certain employees. The pending KeySpan merger is expected to trigger the change of control provisions under these agreements which, in the event of a termination, provide for one to three times salary and bonus as severance and, in certain circumstances, a tax gross-up and enhanced retirement benefits. The maximum contingent liability under these agreements is approximately $8 million.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

   We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and wholly-owned subsidiary of Eastern Enterprises) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Boston, Massachusetts
January 21, 2000

                              BOSTON GAS COMPANY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 1999 (Unaudited)

                                                   Three Months Ended
                                           ------------------------------------
                                                               Sept.
                                           March 31 June 30     30     Dec. 31
                                           -------- --------  -------  --------
                                                     (In Thousands)
1999
Operating revenues.......................  $258,234 $ 96,958  $62,164  $175,363
Operating margin.........................  $117,497 $ 52,460  $37,585  $ 90,155
Operating earnings (loss)................  $ 32,249 $  1,287  $(3,548) $ 24,656
Net earnings (loss) applicable to common
 stock...................................  $ 27,570 $ (2,838) $(6,896) $ 20,076
1998
Operating revenues.......................  $267,204 $107,763  $62,777  $172,569
Operating margin.........................  $111,688 $ 53,526  $37,584  $ 82,977
Operating earnings (loss)................  $ 30,931 $  5,229  $(2,623) $ 21,598
Cumulative effect of change in accounting
 principle...............................  $  8,193 $    --   $   --   $    --
Net earnings (loss) applicable to common
 stock...................................  $ 34,005 $    573  $(7,011) $ 16,872

   In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                               BOSTON GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1999
                                 (In Thousands)

                                           Additions
                                      -------------------    Net
                           Balance,    Charged   Charged  Deductions   Balance,
                         December 31, (Credited) to Other    from    December 31,
      Description            1998     to Income  Accounts  Reserves      1999
      -----------        ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 15,651    $10,975     $--     $11,810     $ 14,816
                           ========    =======     ====    =======     ========
RESERVES INCLUDED IN
 LIABILITIES:
 Reserve for
  postretirement benefit
  cost..................   $ 81,067    $ 2,579     $--     $ 6,336     $ 77,310
 Reserve for self-
  insurance.............      2,964      2,829      --       1,880        3,913
 Reserve for
  environmental
  expenses..............     18,750        --       --         750       18,000
 Reserve for pension....      2,933      1,661      --       1,217        3,377
                           --------    -------     ----    -------     --------
 Total reserves included
  in liabilities........   $105,714    $ 7,069     $--     $10,183     $102,600
                           ========    =======     ====    =======     ========

                                                                     SCHEDULE II

                               BOSTON GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1998
                                 (In Thousands)

                                           Additions
                                      -------------------    Net
                           Balance,    Charged   Charged  Deductions   Balance,
                         December 31, (Credited) to Other    from    December 31,
      Description            1997     to Income  Accounts  Reserves      1998
      -----------        ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $ 15,783    $12,950     $--     $13,082     $ 15,651
                           ========    =======     ====    =======     ========
RESERVES INCLUDED IN
 LIABILITIES
 Reserve for
  postretirement benefit
  cost..................   $ 83,274    $ 2,717     $--     $ 4,924     $ 81,067
 Restructuring Reserve..      6,845     (1,550)     --       5,295          --
 Reserve for self-
  insurance.............      2,870      1,873      --       1,779        2,964
 Reserve for
  environmental
  expenses..............     19,500        --       --         750       18,750
 Reserve for pension....      1,648      1,285      --         --         2,933
                           --------    -------     ----    -------     --------
 Total reserves included
  in liabilities........   $114,137    $ 4,325     $       $12,748     $105,714
                           ========    =======     ====    =======     ========

                                                                     SCHEDULE II

                               BOSTON GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                      For the Year Ended December 31, 1997
                                 (In Thousands)

                                           Additions
                                      -------------------    Net
                           Balance,    Charged   Charged  Deductions   Balance,
                         December 31, (Credited) to Other    from    December 31,
      Description            1996     to Income  Accounts  Reserves      1997
      -----------        ------------ ---------- -------- ---------- ------------
RESERVES DEDUCTED FROM
 ASSETS:
 Reserves for doubtful
  accounts..............   $15,963     $13,222   $   --    $13,402     $ 15,783
                           =======     =======   =======   =======     ========
RESERVES INCLUDED IN
 LIABILITIES:
 Postretirement benefit
  cost..................   $84,827     $ 3,295   $   --    $ 4,848     $ 83,274
 Restructuring Reserve..       --        8,692       --      1,847        6,845
 Reserve for self-
  insurance.............     2,240       2,461       --      1,831        2,870
 Reserve for
  environmental
  expenses..............       --          --     19,500       --        19,500
 Reserve for pension....     2,992      (1,344)      --        --         1,648
                           -------     -------   -------   -------     --------
 Total reserves included
  in liabilities........   $90,059     $13,104   $19,500   $ 8,526     $114,137
                           =======     =======   =======   =======     ========