Form 10-Q
period 2000-03-31
BOSTON GAS CO
filed 2000-04-28
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           March 31, 2000
                                     ---------------------------------------

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

                                                                       FORM 10-Q
                                                                          Page 2


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------


                                               (In Thousands)
                                              Three Months Ended
                                            ----------------------
                                        March 31,               March 31,
                                             2000                    1999
                                         --------                --------

OPERATING REVENUES                       $248,598                $258,234
 Cost of gas sold                         130,759                 140,737
                                         --------                --------
 Operating Margin                         117,839                 117,497

OPERATING EXPENSES:
 Operations                                37,365                  35,132
 Maintenance                                8,208                   6,370
 Depreciation and amortization             17,205                  17,474
 Income taxes                              16,206                  17,886
 Taxes, other than income                   8,816                   8,386
                                         --------                --------
 Total Operating Expenses                  87,800                  85,248
                                         --------                --------
OPERATING EARNINGS                         30,039                  32,249

OTHER EARNINGS, NET                           119                     309
                                         --------                --------

EARNINGS BEFORE INTEREST EXPENSE           30,158                  32,558

INTEREST EXPENSE:
 Long-term debt                             4,194                   4,194
 Other, including amortization
   of debt expense                            668                     316
 Less - Interest during construction         (167)                     (4)
                                         --------                --------
 Total Interest Expense                     4,695                   4,506
                                         --------                --------

NET EARNINGS                               25,463                  28,052

Preferred Stock Dividends                     433                     482
                                         --------                --------

EARNINGS APPLICABLE TO COMMON STOCK      $ 25,030                $ 27,570
                                         ========                ========

Common Stock Dividends                   $ 22,496                $ 20,336
                                         ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3


Boston Gas Company
------------------

Consolidated Balance Sheets
---------------------------

                                                        (In Thousands)

                                              March 31,   March 31,    December 31,
                                                2000         1999          1999
                                             -----------  -----------  ------------
ASSETS
GAS PLANT, at cost                             $ 963,671    $ 914,017     $ 963,672
Construction work-in-progress                     26,910       19,949        16,458
  Less-Accumulated depreciation                 (410,593)    (385,837)     (393,991)
                                               ---------    ---------     ---------
       Net Plant                                 579,988      548,129       586,139
                                               ---------    ---------     ---------


CURRENT ASSETS:

  Cash and cash equivalents                          373       14,996           172
  Accounts receivable, less reserves
    of $16,612 and $15,406 at
    March 31, 2000 and 1999,
    respectively, and $14,816 at
    December 31, 1999                            109,054      115,676        61,429
  Accounts receivable - affiliates                 2,986           --        23,644
  Accrued utility margin                          16,053       10,716        20,067
  Deferred gas costs                              16,526        2,437        47,872
  Natural gas and other inventories               17,822       25,073        45,172
  Materials and supplies                           3,752        3,478         3,399
  Prepaid expenses                                 1,893        1,157         1,263
                                               ---------    ---------     ---------
       Total Current Assets                      168,459      173,533       203,018
                                               ---------    ---------     ---------


OTHER ASSETS:

  Deferred postretirement benefits cost           71,420       77,228        72,760
  Deferred charges and other assets               40,709       44,863        40,975
                                               ---------    ---------     ---------
       Total Other Assets                        112,129      122,091       113,735
                                               ---------    ---------     ---------

TOTAL ASSETS                                   $ 860,576    $ 843,753     $ 902,892
                                               =========    =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4

Boston Gas Company
------------------

Consolidated Balance Sheets
-----------------------------------------------

                                                                 (In Thousands)

                                                                March 31,     March 31,     December 31,
                                                                  2000           1999           1999
                                                                --------      ---------     -----------

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding                   $ 51,418       $ 51,418       $ 51,418
   Amounts in excess of par value                                 43,233         43,233         43,233
   Retained earnings                                             192,051        186,090        189,517
                                                                --------       --------       --------
     Total Common Stockholder's Investment                       286,702        280,741        284,168

   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares-1,080,000 at
     March 31, 2000, 1,200,000 at
     March 31, 1999 and 1,080,000 at
     December 31, 1999                                            26,462         29,368         26,454

 Long-term obligations, less current portion                     224,181        210,526        224,399
                                                                --------       --------       --------
     Total Capitalization                                        537,345        520,635        535,021

GAS INVENTORY FINANCING                                           22,706         31,533         54,020
                                                                --------       --------       --------

     Total Capitalization and Gas Inventory
         Financing                                               560,051        552,168        589,041
                                                                --------       --------       --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                           856            575            950
  Notes payable                                                   34,700             --         51,200
  Accounts payable                                                28,791         43,381         47,969
  Accounts payable-affiliates                                      1,227          1,412             --
  Accrued taxes                                                    3,923          4,283          1,255
  Accrued income taxes                                            26,372         28,827          5,543
  Accrued interest                                                 8,514          8,425          4,354
  Customer deposits                                                2,124          2,106          2,060
  Refunds due customers                                              601            815            512
                                                                --------       --------       --------
     Total Current Liabilities                                   107,108         89,824        113,843
                                                                --------       --------       --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                           75,997         77,244         78,921
  Unamortized investment tax credits                               4,029          4,871          4,240
  Postretirement benefits obligation                              76,489         80,215         77,310
  Environmental Liability                                         18,000         18,750         18,000
  Other                                                           18,902         20,681         21,537
                                                                --------       --------       --------
    Total reserves and deferred credits                          193,417        201,761        200,008
                                                                --------       --------       --------

TOTAL CAPITALIZATION AND LIABILITIES                            $860,576       $843,753       $902,892
                                                                ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5

Boston Gas Company
------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                 (In Thousands)
                                                           For The Three Months Ended
                                                          ----------------------------
                                                            March 31,      March 31,
                                                                  2000           1999
                                                            ----------     ----------
Cash flows from operating activities:

  Net earnings                                                $ 25,463       $ 28,052
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                            17,205         17,474
       Deferred taxes                                           (2,924)         1,263
       Other changes in assets and liabilities:
          Accounts receivable                                  (47,625)       (51,418)
          Accounts receivable-affiliates                        21,885             --
          Accrued utility margin                                 4,014          3,431
          Inventory                                             26,997         15,676
          Deferred gas costs                                    31,346         51,855
          Accounts payable                                     (19,178)        (4,193)
          Accrued interest                                       4,160          4,011
          Federal and state income taxes                        20,829         18,545
          Refunds due customers                                     89            675
          Other                                                     38          4,121
                                                              --------       --------
Cash provided by operating activities                           82,299         89,492
                                                              --------       --------

Cash flows from investing activities:
     Capital expenditures                                      (10,472)        (8,306)
     Net cost of removal                                          (891)          (592)
                                                              --------       --------
Cash used for investing activities                             (11,363)        (8,898)
                                                              --------       --------

Cash flows from financing activities:
     Changes in notes payable, net                             (16,500)       (28,900)
     Changes in inventory financing                            (31,314)       (16,766)
     Cash dividends paid on common and preferred stock         (22,929)       (20,818)
     Amortization of preferred stock issuance cost                   8              8
                                                              --------       --------
Cash used for financing activities                             (70,735)       (66,476)
                                                              --------       --------

Increase in cash and cash equivalents                              201         14,118

Cash and cash equivalents at beginning of period                   172            878
                                                              --------       --------

Cash and cash equivalents at end of period                    $    373       $ 14,996
                                                              ========       ========

Supplemental disclosure of cash flow information:
      Cash paid (received) during the period for:
       Interest, net of amounts capitalized                   $    454       $    826
                                                              ========       ========
       Income taxes                                           $ (1,483)      $ (1,712)
                                                              ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                              BOSTON GAS COMPANY
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 2000
                                --------------


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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 1999 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

     Merger
     ------

     On November 4, 1999, Eastern Enterprises ("Eastern"), the parent company of Boston Gas, signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of satisfactory regulatory approvals, the transaction is hoped to close in the early fall of 2000. The merger was approved by Eastern's shareholders on April 26, 2000.


     Seasonal Aspect
     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In order to more properly match depreciation and property tax expense with throughput margin each month, the Company charges to depreciation and property tax expense an amount equal to the percentage of the annual volume of firm gas throughput forecasted for the month, applied to the estimated annual depreciation and property tax expense.

                                                                       FORM 10-Q
                                                                          Page 7


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
-------------

RESULTS OF OPERATIONS

Net earnings applicable to common stock for the first quarter of 2000 were $25.0 million a decrease of $2.5 million, or 9.2% from the first quarter of 1999.

Operating revenues in the first quarter of 2000 decreased $9.6 million, or 4% from 1999 principally due to lower gas cost ($13 million), the migration of customers from sales to transportation service ($3 million) and warmer weather ($3 million). The revenue reduction associated with lower gas costs and the migration of customers to transportation service has no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. Partially offsetting this decrease was increased revenue due to customer growth ($8 million) and higher non-core throughput.

Operating margin approximated the prior year level as customer growth ($2.7 million) and higher non-core throughput ($.7 million) were offset by a cumulative adjustment for prior years which increased gas costs by $2.8 million and the impact of warmer weather. Weather for the first quarter of 2000 was 7.4% warmer than normal compared to 4.8% warmer in 1999.

Operations and maintenance expenses increased $4.1 million, or 9.6% principally due to increased system maintenance costs caused by extremely cold temperatures during the last two weeks of January, higher wages and employee benefits costs, and the absence of a $1.2 million pension gain recognized in the first quarter of 1999. Partially offsetting these increases was lower bad debt expense ($1.7 million) reflecting improved collection experience.

YEAR 2000 ISSUES

The Company continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. The Company will no longer report on Year 2000 issues.

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

                                                                       FORM 10-Q
                                                                          Page 8


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet 2000 capital expenditures and working capital requirements, dividend payments and normal debt repayments.

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

          None.

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



                                          Boston Gas Company
                              -----------------------------------------------
                                              (Registrant)



                                          Joseph F. Bodanza
                              -----------------------------------------------
                              J.F. Bodanza, Sr. Vice President and Treasurer (Principal Financial and Accounting Officer)



Dated:        April 28, 2000
      -----------------------------