Form 10-Q
period 2000-06-30
BOSTON GAS CO
filed 2000-07-25
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended             June 30, 2000
                                            ---------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                                 (In Thousands)

                                                     For the                      For the
                                                Three Months Ended            Six Months Ended
                                                ------------------            ----------------
                                              June 30,       June 30,       June 30,      June 30,
                                                2000           1999           2000          1999
                                               -------        -------       --------      --------
OPERATING REVENUES                             $93,459        $96,958       $342,057      $355,191
 Cost of gas sold                               39,672         44,498        170,431       185,236
                                               -------        -------       --------      --------
 Operating Margin                               53,787         52,460        171,626       169,955

OPERATING EXPENSES:
 Operations                                     34,318         31,121         71,683        66,253
 Maintenance                                     6,424          5,901         14,632        12,271
 Depreciation and amortization                  10,296         10,997         27,501        28,471
 Income taxes                                   (2,541)        (1,677)        13,665        16,209
 Taxes, other than income                        4,697          4,876         13,513        13,260
                                               -------        -------       --------      --------
 Total Operating Expenses                       53,194         51,218        140,994       136,464
                                               -------        -------       --------      --------
OPERATING EARNINGS                                 593          1,242         30,632        33,491

OTHER EARNINGS, NET                                164            420            283           727
                                               -------        -------       --------      --------

EARNINGS BEFORE INTEREST EXPENSE                   757          1,662         30,915        34,218

INTEREST EXPENSE:
 Long-term debt                                  4,194          4,194          8,388         8,388
 Other, including amortization
   of debt expense                                 339            107          1,007           420
 Less - Interest during construction              (200)          (282)          (367)         (285)
                                               -------        -------       --------      --------
 Total Interest Expense                          4,333          4,019          9,028         8,523
                                               -------        -------       --------      --------

NET EARNINGS (LOSS)                             (3,576)        (2,357)        21,887        25,695

Preferred Stock Dividends                          324            481            757           963
                                               -------        -------       --------      --------

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK     $(3,900)       $(2,838)      $ 21,130      $ 24,732
                                               =======        =======       ========      ========

Common Stock Dividends                         $     -        $     -       $ 22,496      $ 20,336
                                               =======        =======       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

Boston Gas Company
------------------

Consolidated Balance Sheets
---------------------------

                                                          (In Thousands)

                                             June 30,        June 30,      December 31,
                                               2000            1999           1999
                                             ---------     -----------     ------------
ASSETS

GAS PLANT, at cost                         $ 966,062         $ 914,995        $ 963,672
Construction work-in-progress                 38,814            30,529           16,458
  Less-Accumulated depreciation             (417,389)         (395,838)        (393,991)
                                           ---------         ---------        ---------
       Net Plant                             587,487           549,686          586,139
                                           ---------         ---------        ---------


CURRENT ASSETS:

  Cash and cash equivalents                      317            31,602              172
  Accounts receivable, less reserves
    of $17,164 and $14,552 at
    June 30, 2000 and 1999,
    respectively, and $14,816 at
    December 31, 1999                         66,356            69,751           61,429
  Accounts receivable - affiliates             1,764                20           23,644
  Accrued utility margin                       3,015             2,272           20,067
  Deferred gas costs                          33,084                 -           47,872
  Natural gas and other inventories           41,378            31,237           45,172
  Materials and supplies                       4,291             3,491            3,399
  Prepaid expenses                             2,397             2,591            1,263
                                           ---------         ---------        ---------
       Total Current Assets                  152,602           140,964          203,018
                                           ---------         ---------        ---------


OTHER ASSETS:

  Deferred postretirement benefits cost       69,972            75,888           72,760
  Deferred charges and other assets           39,818            43,401           40,975
                                           ---------         ---------        ---------
       Total Other Assets                    109,790           119,289          113,735
                                           ---------         ---------        ---------

TOTAL ASSETS                               $ 849,879         $ 809,939        $ 902,892
                                           =========         =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q

Boston Gas Company
------------------

Consolidated Balance Sheets
---------------------------

                                                                   (In Thousands)
                                                    June 30,          June 30,         December 31,
                                                      2000              1999              1999
                                                    --------          --------         ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding       $ 51,418          $ 51,418         $ 51,418
   Amounts in excess of par value                     43,233            43,233           43,233
   Retained earnings                                 188,151           183,252          189,517
                                                    --------          --------         --------
     Total Common Stockholder's Investment           282,802           277,903          284,168
   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares
        June 30, 2000 - 1,080,000, less treasury
         shares of 205,300
        June 30, 1999 - 1,200,000
        December 31, 1999 - 1,080,000                 21,438            29,377           26,454

 Long-term obligations, less current portion         224,181           210,373          224,399
                                                    --------          --------         --------
     Total Capitalization                            528,421           517,653          535,021

GAS INVENTORY FINANCING                               33,547            30,543           54,020
                                                    --------          --------         --------

     Total Capitalization and Gas Inventory
         Financing                                   561,968           548,196          589,041
                                                    --------          --------         --------

CURRENT LIABILITIES:
  Current portion of long-term obligations               703               590              950
  Notes payable                                       20,300                 -           51,200
  Accounts payable                                    40,329            30,711           47,969
  Accounts payable-affiliates                          8,131               259                -
  Accrued taxes                                        2,385             3,252            1,255
  Accrued income taxes                                15,637            17,856            5,543
  Accrued interest                                     4,345             4,277            4,354
  Customer deposits                                    2,014             2,038            2,060
  Refundable gas costs                                     -             5,853                -
  Other                                                1,239               733              512
                                                    --------          --------         --------
     Total Current Liabilities                        95,083            65,569          113,843
                                                    --------          --------         --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                               76,553            73,853           78,921
  Unamortized investment tax credits                   3,819             4,661            4,240
  Postretirement benefits obligation                  75,150            79,590           77,310
  Environmental Liability                             18,000            18,750           18,000
  Other                                               19,306            19,320           21,537
                                                    --------          --------         --------
    Total reserves and deferred credits              192,828           196,174          200,008
                                                    --------          --------         --------

TOTAL CAPITALIZATION AND LIABILITIES                $849,879          $809,939         $902,892
                                                    ========          ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q

Boston Gas Company
------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                (In Thousands)
                                                           For The Six Months Ended
                                                          -------------------------
                                                             June 30,      June 30,
                                                              2000          1999
                                                            --------      --------
Cash flows from operating activities:

  Net earnings                                             $ 21,887      $ 25,695
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                         27,501        28,471
       Deferred taxes                                        (2,368)       (2,128)
       Other changes in assets and liabilities:
          Accounts receivable                                (4,927)       (7,501)
          Accounts receivable-affiliates                     30,011         1,988
          Accrued utility margin                             17,052        11,875
          Inventories                                         2,902         9,499
          Deferred gas costs                                 14,788        60,145
          Accounts payable                                   (7,640)      (18,016)
          Accrued interest                                       (9)         (137)
          Federal and state income taxes                     10,094         7,574
          Other                                                 255         2,993
                                                           --------      --------
Cash provided by operating activities                       109,546       120,458
                                                           --------      --------

Cash flows from investing activities:
     Capital expenditures                                   (27,331)      (19,865)
     Net cost of removal                                     (2,428)       (1,931)
                                                           --------      --------
Cash used for investing activities                          (29,759)      (21,796)
                                                           --------      --------

Cash flows from financing activities:
     Changes in notes payable, net                          (30,900)      (28,900)
     Changes in inventory financing                         (20,473)      (17,756)
     Cash dividends paid on common and preferred stock      (23,253)      (21,299)
     Purchase of preferred treasury stock                    (5,108)            -
     Amortization of preferred stock issuance cost               92            17
                                                           --------      --------
Cash used for financing activities                          (79,642)      (67,938)
                                                           --------      --------

Increase in cash and cash equivalents                           145        30,724

Cash and cash equivalents at beginning of period                172           878
                                                           --------      --------

Cash and cash equivalents at end of period                 $    317      $ 31,602
                                                           ========      ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
       Interest, net of amounts capitalized                $  8,849      $  9,362
                                                           ========      ========
       Income taxes                                        $  6,359      $ 11,121
                                                           ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q

                              BOSTON GAS COMPANY
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 2000
                                 -------------



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

     Merger
     ------

     On November 4, 1999, Eastern Enterprises ("Eastern"), the parent company of Boston Gas, signed a definitive agreement to be acquired by KeySpan Corporation. Subject to receipt of approval from the Securities and Exchange Commission, the transaction is expected to close in the fall of 2000. The merger was approved by Eastern's shareholders on April 26, 2000.

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

                                                                       FORM 10-Q

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

Second Quarter

The seasonal net loss for the second quarter of 2000 was $3.9 million compared to $2.8 million for the same period in 1999.

Operating margin increased $1.3 million, or 3% from the second quarter of 1999 primarily due to customer growth ($1.0 million) and higher non-core throughput ($0.7 million).

Operations and maintenance expenses increased $3.7 million, or 10%, principally due to increased infrastructure and maintenance costs and employee wage and benefit increases.

Operating revenue in the second quarter decreased $3.5 million, or 4%, from the same period in 1999 primarily due to lower non-firm sales.


Year-to-Date

Net earnings applicable to common stock for the first six months of 2000 were $21.1 million, a decrease of $3.6 million, or 15%, from the first six months of 1999.

Operating revenues for the first six months of 2000 decreased $13.1 million, or 4%, from 1999 principally due to lower gas costs ($11.5 million), the migration of customers from sales to transportation service ($4.2 million), lower non-firm sales ($5.7 million) and the impact of warmer weather during the first quarter ($6.1 million). The reduction associated with lower gas cost and the migration of customers to transportation service has no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. Partially offsetting this decrease was increased revenue due to customer growth ($10.3 million) and higher non-core throughput.

Operating margin increased $1.7 million, or 1%, compared to 1999 as customer growth ($3.7 million) and higher non-core throughput ($1.4 million) were partially offset by a cumulative adjustment for prior years which increased gas costs by $2.8 million and below normal first quarter weather ($1.4 million). Although weather for the first six months of 2000 was 1.5% warmer than normal and 3% colder than the comparable period in 1999, throughput and gross margin in the first quarter were significantly reduced by weather that was 7% warmer than normal and 5% warmer than first quarter of 1999.

Operations and maintenance expenses increased $7.8 million, or 10%, principally due to increased distribution system maintenance costs, in part, caused by extremely cold temperatures during the last two weeks of January, higher wage and benefit costs, the absence of a $1.2 million pension gain recognized in the first quarter of 1999 and costs incurred related to the pending merger with Keyspan Corporation (See Note 1 of Notes to Consolidated Financial Statements). Partially offsetting these increases was lower bad debt expense ($1.7 million) reflecting improved collection experience.

FORWARD-LOOKING INFORMATION


This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

                                                                       FORM 10-Q

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.


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



                                            Boston Gas Company
                             --------------------------------------------------
                                               (Registrant)



                                               Joseph F. Bodanza
                             --------------------------------------------------
                               J.F. Bodanza, Sr. Vice President and Treasurer
                                (Principal Financial and Accounting Officer)



Dated:  July 25, 2000
      -------------------------