Form 10-Q
period 2000-09-30
BOSTON GAS CO
filed 2000-11-14
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                              --------------------------------------

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

Consolidated Statements of Earnings
-----------------------------------

                                                                     (In Thousands)

                                                         For the                         For the
                                                   Three Months Ended               Nine Months Ended
                                                   ------------------               -----------------
                                              September 30,   September 30,   September 30,   September 30,
                                                  2000            1999            2000            1999
                                                  ----            ----            ----            ----
OPERATING REVENUES                              $ 71,399         $62,164        $413,456        $417,355
 Cost of gas sold                                 32,730          23,579         203,161         208,815
                                                --------         -------        --------        --------
 Operating Margin                                 38,669          38,585         210,295         208,540

OPERATING EXPENSES:
 Operations                                       33,222          29,906         104,905          96,159
 Maintenance                                       7,145           5,939          21,777          18,210
 Depreciation and amortization                     7,898           7,846          35,399          36,317
 Income taxes                                     (6,983)         (4,872)          6,682          11,337
 Taxes, other than income                          3,781           3,314          17,294          16,574
                                                --------         -------        --------        --------
 Total Operating Expenses                         45,063          42,133         186,057         178,597
                                                --------         -------        --------        --------
OPERATING EARNINGS (LOSS)                         (6,394)         (3,548)         24,238          29,943

OTHER EARNINGS, NET                                  388           1,178             671           1,905
                                                --------         -------        --------        --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE           (6,006)         (2,370)         24,909          31,848

INTEREST EXPENSE:
 Long-term debt                                    4,193           4,194          12,581          12,581
 Other, including amortization
   of debt expense                                   513             199           1,520             620
 Less - Interest during construction                (247)           (333)           (614)           (618)
                                                --------         -------        --------        --------
 Total Interest Expense                            4,459           4,060          13,487          12,583
                                                --------         -------        --------        --------

NET EARNINGS (LOSS)                              (10,465)         (6,430)         11,422          19,265

Preferred Stock Dividends                            325             466           1,082           1,429
                                                --------         -------        --------        --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                    $(10,790)        $(6,896)       $ 10,340        $ 17,836
                                                ========         =======        ========        ========

Common Stock Dividends                          $      -         $     -        $ 22,496        $ 20,336
                                                ========         =======        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company
------------------

Consolidated Balance Sheets
---------------------------

                                                         (In Thousands)

                                         September 30,    September 30,     December 31,
                                             2000             1999              1999
                                         -------------    -------------     ------------
ASSETS

GAS PLANT, at cost                         $ 975,214        $ 914,229        $ 963,672
Construction work-in-progress                 46,245           44,604           16,458
  Less-Accumulated depreciation             (423,993)        (387,265)        (393,991)
                                           ---------        ---------        ---------
       Net Plant                             597,466          571,568          586,139
                                           ---------        ---------        ---------
CURRENT ASSETS:

  Cash and cash equivalents                      396            4,215              172
  Accounts receivable, less reserves
    of $12,782 and $12,959 at
    September 30, 2000 and 1999,
    respectively, and $14,816 at
    December 31, 1999                         42,630           38,716           61,429
  Accounts receivable - affiliates                12           10,248           23,644
  Accrued utility margin                       2,546            3,099           20,067
  Deferred gas costs                          61,170           20,092           47,872
  Natural gas and other inventories           66,042           45,733           45,172
  Materials and supplies                       4,277            4,251            3,399
  Prepaid expenses                             2,600            1,737            1,263
                                           ---------        ---------        ---------
       Total Current Assets                  179,673          128,091          203,018
                                           ---------        ---------        ---------
OTHER ASSETS:

  Deferred postretirement benefits cost       68,579           74,548           72,760
  Deferred charges and other assets           39,718           42,987           40,975
                                           ---------        ---------        ---------
       Total Other Assets                    108,297          117,535          113,735
                                           ---------        ---------        ---------

TOTAL ASSETS                               $ 885,436        $ 817,194        $ 902,892
                                           =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company
------------------

Consolidated Balance Sheets
---------------------------

                                                                   (In Thousands)

                                                   September 30,    September 30,     December 31,
                                                       2000             1999              1999
                                                   -------------    -------------     ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding         $ 51,418        $ 51,418          $ 51,418
   Amounts in excess of par value                       43,233          43,233            43,233
   Retained earnings                                   177,361         176,357           189,517
                                                      --------        --------          --------
     Total Common Stockholder's Investment             272,012         271,008           284,168
   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares
        September 30, 2000 - 682,700
        September 30, 1999 - 1,080,000
        December 31, 1999 - 1,080,000                   16,737          26,447            26,454

 Long-term obligations, less current portion           224,017         224,890           224,399
                                                      --------        --------          --------
     Total Capitalization                              512,766         522,345           535,021

GAS INVENTORY FINANCING                                 59,634          42,238            54,020
                                                      --------        --------          --------

     Total Capitalization and Gas Inventory
         Financing                                     572,400         564,583           589,041
                                                      --------        --------          --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                 545             605               950
  Notes payable                                         45,100              --            51,200
  Accounts payable                                      42,639          37,775            47,969
  Accounts payable-affiliates                           13,764             810                --
  Accrued taxes                                            510           1,659             1,255
  Accrued income taxes                                   5,576           2,334             5,543
  Accrued interest                                       8,578           8,511             4,354
  Customer deposits                                      1,957           1,993             2,060
  Other                                                  1,596             723               512
                                                      --------        --------          --------
     Total Current Liabilities                         120,265          54,410           113,843
                                                      --------        --------          --------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                 77,748          75,594            78,921
  Unamortized investment tax credits                     3,608           4,450             4,240
  Postretirement benefits obligation                    74,286          78,795            77,310
  Environmental Liability                               18,000          18,750            18,000
  Other                                                 19,129          20,612            21,537
                                                      --------        --------          --------
    Total reserves and deferred credits                192,771         198,201           200,008
                                                      --------        --------          --------

TOTAL CAPITALIZATION AND LIABILITIES                  $885,436        $817,194          $902,892
                                                      ========        ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

Boston Gas Company
------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                    (In Thousands)
                                                               For The Nine Months Ended
                                                               -------------------------
                                                             September 30,   September 30,
                                                                 2000            1999
                                                             -------------   -------------
Cash flows from operating activities:

  Net earnings                                                 $ 11,422        $ 19,265
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                             35,399          36,317
       Deferred taxes                                            (1,173)           (387)
       Other changes in assets and liabilities:
          Accounts receivable                                    18,799          23,534
          Accounts receivable-affiliates                         37,396          (7,430)
          Accrued utility margin                                 17,521          11,048
          Inventories                                           (21,748)         (5,757)
          Deferred gas costs                                    (13,298)         34,200
          Accounts payable                                       (5,330)        (11,211)
          Accrued interest                                        4,224           4,097
          Federal and state income taxes                             33          (7,948)
          Other                                                  (1,072)          4,453
                                                               --------        --------
Cash provided by operating activities                            82,173         100,181
                                                               --------        --------

Cash flows from investing activities:
     Capital expenditures                                       (44,410)        (33,943)
     Net cost of removal                                         (3,758)         (3,262)
                                                               --------        --------
Cash used for investing activities                              (48,168)        (37,205)
                                                               --------        --------

Cash flows from financing activities:
     Changes in notes payable, net                               (6,100)        (28,900)
     Changes in inventory financing                               5,614          (6,061)
     Cash dividends paid on common and preferred stock          (23,578)        (21,765)
     Purchase of preferred treasury stock                        (9,933)         (3,000)
     Amortization of preferred stock issuance cost                  216              87
                                                               --------        --------
Cash used for financing activities                              (33,781)        (59,639)
                                                               --------        --------

Increase in cash and cash equivalents                               224           3,337

Cash and cash equivalents at beginning of period                    172             878
                                                               --------        --------

Cash and cash equivalents at end of period                     $    396        $  4,215
                                                               ========        ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
       Interest, net of amounts capitalized                    $  9,859        $  9,322
                                                               ========        ========
       Income taxes                                            $  8,735        $ 20,252
                                                               ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                              BOSTON GAS COMPANY
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------

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

     Merger
     ------

     On November 8, 2000, Eastern Enterprises ("Eastern"), the parent company of Boston Gas, was acquired by KeySpan Corporation. In connection with the merger the Company anticipates that separation payments to officers, payment of vested stock options and other compensation related matters will result in a pretax charge of approximately $10.0 million in the fourth quarter of 2000.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS
---------------------

Third Quarter
-------------

The seasonal net loss for the third quarter was $10.8 million as compared to $6.9 million for the same period in 1999. The increase in the net loss was primarily due to higher operations and maintenance expense.

Operating revenue in the third quarter increased $9.2 million, or 15%, principally due to higher gas costs.

Operating margin for the third quarter was in line with the same period last year.

Operations and maintenance expenses increased $4.5 million, or 13%, principally due to infrastructure maintenance costs, marketing program costs and wage and benefit costs.

Year-to-Date
------------

Net earnings applicable to common stock for the first nine months of 2000 were $10.3 million, a decrease of $7.5 million, or 42%, from the first nine months of 1999.

Operating revenues for the first nine months of 2000 decreased $3.9 million from 1999 principally due to lower non-firm sales ($7.3 million), the migration of customers from sales to transportation service ($4.2 million) and the impact of first quarter warmer weather ($6.1 million). Partially offsetting this decrease was increased revenue due to customer growth ($11.2 million) and higher gas costs. Changes in revenue associated with gas costs and the migration of customers to transportation service have no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself.

Operating margin increased $1.8 million compared to 1999 as customer growth ($4.2 million) and higher non-core throughput ($1.5 million) were partially offset by a cumulative adjustment for prior years which increased gas costs by $2.8 million and below normal first quarter weather ($1.4 million). Although weather for the first nine months of 2000 was normal and 5% colder than the comparable period in 1999, throughput and gross margin in the first quarter were significantly reduced by weather that was 7% warmer than normal and 2% warmer than the first quarter of 1999.

Operations and maintenance expenses increased $12.3 million, or 11%, principally due to increased distribution system maintenance costs, in part, caused by extremely cold temperatures during the last two weeks of January, higher wage and benefit costs, increased costs for marketing programs and costs incurred associated with the merger with Keyspan Corporation (See Note 1 of Notes to Consolidated Financial Statements).

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



Dated:      November 14, 2000
       ----------------------------