Form 10-K
period 2000-12-31
BOSTON GAS CO
filed 2001-04-02
CIK 13390

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

                  For the fiscal year ended December 31, 2000

                                      or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from        to

                        Commission File Number 2-23416

                              BOSTON GAS COMPANY
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BOSTON GAS COMPANY

                                   FORM 10-K

                      Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

 Item
 No.                                 Topic                                Page
 ----                                -----                                ----

                                    PART I

  1.  Business
      General...........................................................    1
      Markets and Competition...........................................    1
      Gas Throughput....................................................    1
      Gas Supply........................................................    2
      Regulation........................................................    3
      Seasonality and Working Capital...................................    4
      Environmental Matters.............................................    4
      Employees.........................................................    4
  2.  Properties........................................................    4
  3.  Legal Proceedings.................................................    5
  4.  Submission of Matters to a Vote of Security Holders...............    5
      Glossary..........................................................    6

                                    PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder
      Matters...........................................................    7
  6.  Selected Financial Data...........................................    7
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................    7
  8.  Financial Statements and Supplementary Data.......................    9
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure..............................................    9

                                   PART III

 10.  Directors and Executive Officers of the Registrant................   10
 11.  Executive Compensation............................................   10
 12.  Security Ownership of Certain Beneficial Owners and Management....   10
 13.  Certain Relationships and Related Transactions....................   10

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   11

                                    PART I

Item 1. Business.

General

   Boston Gas Company D/B/A KeySpan Energy Delivery New England (the "Company") is engaged in the transportation and sale of natural gas to approximately 550,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company is the largest natural gas distribution company in New England and has been in business for 178 years.

   The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). On November 8, 2000, KeySpan Corporation ("KeySpan") acquired all of the common stock of Eastern. The transaction was accounted for as a purchase, with KeySpan being the acquiring company. Previous to this transaction, Eastern had owned the Company since 1929.

   For definition of certain industry-specific terms, see the Glossary at the end of Part I and appearing on page 6.

   The Company provides local transportation services and gas supply to all customer classes. The Company's services are available on a firm and non-firm basis. Firm transportation service and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department") that typically obligate the Company to provide service without interruption throughout the year. Non-firm transportation service and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

   The Company offers unbundled services to all of its customers who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third-party suppliers. The Company views these third-party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented programs to educate customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 2000, the Company had approximately 3,600 firm commercial and industrial transportation customers. Unbundled service to residential customers became available on November 1, 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Markets and Competition

   The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last eight years, the Company has increased its share in the total stationary energy market from 31% to 38%. This market share compares to the national level of approximately 42%, and represents a growth opportunity for the Company. However, future market share cannot be predicted with certainty and will depend on such factors as the price of competitive energy sources, the level of investment required and customer perception of relative value.

Gas Throughput

   The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1998-2000.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Residential....................................     43.2      39.3      37.9
   Commercial and industrial......................     25.4      27.3      28.2
   Off-system sales...............................      2.6       5.6      12.7
                                                   --------  --------  --------
     Total sales..................................     71.2      72.2      78.8
   Transportation of customer-owned gas...........     55.8      56.4      65.6
   Less: Off-system sales.........................     (2.6)     (5.6)    (12.7)
                                                   --------  --------  --------
     Total throughput.............................    124.4     123.0     131.7
                                                   ========  ========  ========
     Total firm throughput........................    122.4     109.1     107.8
                                                   ========  ========  ========

   The above table excludes the effect of the accrual method of revenue recognition as discussed in Note 1 of Notes to Consolidated Financial
Statements.

   In 2000, residential customers comprised 92% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 8%. Volumetrically, residential customers accounted for 35% of total firm throughput, while commercial and industrial customers accounted for 65% of total firm throughput. Approximately 69% of commercial and industrial customers' total throughput was transportation-only service. Sithe Energy, an independent power generator on the Company's system, was responsible for approximately 18% of this transportation throughput under a contract which was renewed through February, 2002.

   No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 2000.

Gas Supply

   The following table in BCF provides information with respect to the Company's sources of supply during the three years 1998-2000.

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Natural gas purchases..........................     59.6      65.9      71.2
   Underground storage withdrawal.................     12.5       9.9      10.9
   Liquefied natural gas ("LNG") purchases........      5.3       1.9       --
                                                   --------  --------  --------
     Total source of supply.......................     77.4      77.7      82.1
   Company use, unbilled and other................     (6.2)     (5.5)     (3.3)
                                                   --------  --------  --------
     Total sales..................................     71.2      72.2      78.8
                                                   ========  ========  ========

   Year-to-year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

   The vast majority of the Company's gas supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. Federal Energy Regulatory Commission ("FERC") approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                 Capacity in BCF
                                                 -----------------  Expiration
                    Pipeline                      Daily    Annual     Dates
                    --------                     -------  --------  ----------
Algonquin Gas Transmission Company
 ("Algonquin")..................................    0.29      86.0  2001-2012
Tennessee Gas Pipeline Company ("Tennessee")....    0.21      77.1  2003-2012
                                                 -------  --------
                                                    0.50     163.1
                                                 =======  ========

   In 1999, the Company restructured its long-term capacity contracts with Tennessee Gas Pipeline. As a result, no contracts expire on Tennessee before 2003. Less than 1% of the Company's capacity on Algonquin expires in 2001. In addition, the Company has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from various areas of gas production.

   The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide storage capacity of 16.4 BCF and peak day deliverability of 0.18 BCF. The Company utilizes its existing transportation contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are produced by and purchased from foreign and domestic sources.

   The Company and its affiliates, Colonial Gas Company and Essex Gas Company, continue to operate under the portfolio management contract with El Paso Merchant Energy--Gas, L.P. This arrangement has a three-year term that commenced on November 1, 1999. El Paso is responsible for providing the majority of the city gate supply requirements to the three companies and managing certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

   Peak day firm throughput in BCF was 0.80 in 2000, 0.64 in 1999, and 0.57 in 1998. The Company provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company owns propane air facilities and an LNG facility in Dorchester, Massachusetts. The Company also leases two LNG facilities sited on land owned by the Company in Salem and Lynn, Massachusetts and leases space in facilities located in Providence, Rhode Island and Everett, Massachusetts. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   The Company's rates for local transportation service are governed by the five-year performance-based rate plan approved by the Department's 1996 order in D.P.U. 96-50. Under the plan, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months and reduced by a productivity factor. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million. There is a sharing mechanism whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. The final year of the plan is November 1, 2001 through October 31, 2002. The size of the productivity factor, by which rates are reduced, continues to be in dispute. In the Department's order of D.P.U. 96-50, it set the productivity factor at 1.50% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed the Department's order in D.P.U. 96-50 and the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.5% to 0.5%; and 2) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the Department for further proceedings. On January 16, 2001, the Department issued its order in the remand proceeding. The order limited the maximum service quality adjustment to $1 million but imposed a 0.5 percent accumulated inefficiencies component to the productivity factor to be implemented retroactively as of November 1, 1999 thereby increasing the productivity factor from 0.5% to 1.0%. The retroactive implementation of the 0.5% accumulated inefficiencies factor reduces revenues by approximately $3.9 million and the inclusion of this factor over the final year of the plan further reduces revenues by $4.0 million. On January 30, 2001, the Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment to the Supreme Judicial Court and was granted a stay of the Department's order pending a final decision by the Court on the merits of the appeal. The Company can not predict the outcome of the pending appeal nor when the Court will render its decision.

   All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors and accelerate or decelerate the transition period accordingly.

Seasonality and Working Capital

   The Company's revenues, earnings and cash flow are highly seasonal because most of its transportation services and sales are directly related to temperature conditions. Since the majority of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, the Company bills its customers over the heating season for the majority of the pipeline demand charges paid by the Company over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

Environmental Matters

   The Company has or shares responsibility under applicable environmental law for the remediation of former manufactured gas plant operations, including former operating plants, gas holder locations and satellite disposal sites. Information with respect to the remediation of these sites may be found in
Note 10 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

   As of December 31, 2000, the Company had approximately 1,280 employees, 71% of whom are organized in local unions with which the Company has three-year collective bargaining agreements that expire iin 2002.

Item 2. Properties.

   The Company operates three LNG facilities in Dorchester, Salem, and Lynn, Massachusetts. These facilities provide the Company with local storage of gas, because the stored LNG can be vaporized into the Company's distribution system to supplement pipeline gas in periods of high demand. The Company owns the Dorchester facility. The Company owns the real property at the Salem and Lynn facilities and rents the storage facilities under a long-term lease arrangement.

   The Company owns propane-air facilities at various locations throughout its service territory.

   On December 31, 2000, the Company's distribution system included approximately 6,000 miles of gas mains, 430,000 services and 556,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel, which require ongoing maintenance and replacement.

   The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned.

   In 2000, the Company's capital expenditures were approximately $71 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $82 million for similar purposes in 2001.

Item 3. Legal Proceedings.

   Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of Security Holders in the fourth quarter of 2000.

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

   Firm Service--Sales and/or transportation service provided without interruption. This could be for the year, or for an agreed upon period less than 365 days. Firm services are provided under either filed rate tariffs or through individually negotiated contracts.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

   Eastern Enterprises ("Eastern"), a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), is the holder of record of all of the outstanding common equity securities of the Company. Dividends on such common equity amounted to $22.5 million and $27.3 million for 2000 and 1999, respectively.

Item 6. Selected Financial Data.

   Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

   As discussed under Note 1 of Notes to Consolidated Financial Statements, the Company became an indirect wholly-owned subsidiary of KeySpan when its parent company, Eastern, merged with KeySpan on November 8, 2000.

Period from November 8, 2000 through December 31, 2000

   Weather for this period was 11% colder than normal. As a result of the merger, this period includes amortization of goodwill of $3.2 million and interest and debt issuance costs of $5.5 million on the $600 million advance from KeySpan.

Period from January 1, 2000 through November 7, 2000

   Weather for the period was normal. This period includes merger-related expenses of approximately $23.3 million consisting primarily of separation payments to officers, payment of vested stock options and other compensation related matters associated with the KeySpan merger.

1999 Compared to 1998

   Net earnings applicable to common stock for 1999 were $37.9 million compared to $44.4 million for 1998. The 1998 results include a one-time increase in net earnings of $8.2 million due to the cumulative effect of a change in accounting for revenue recognition. Excluding the cumulative effect of the accounting change, net earnings applicable to common stock for 1999 increased $1.7 million, or 4.6%, from 1998.

   Operating revenues in 1999 decreased $17.6 million, or 2.9%, primarily due to lower gas costs ($22 million), the migration of customers from sales to transportation service ($12 million) and lower non-firm sales ($19 million). The revenue reduction associated with lower gas costs and the migration of customers to transportation service has no impact on earnings, as the Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. Partially offsetting this decrease was increased revenues due to colder weather ($24 million) and customer growth ($9 million).

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

FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K contains certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

   Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations contained herein. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate natural gas distribution operations, temperatures above or below normal, changes in economic conditions, including interest rates, regulatory and court decisions and developments with respect to previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

   On November 8, 2000, KeySpan Corporate Services, a KeySpan subsidiary, became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing requirements to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company plus a proportional share of the administrative costs incurred in obtaining the required funds.

   As part of the merger, the Company recorded in November 2000, a $600 million advance payable to KeySpan. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

   The Company expects capital expenditures for 2001 to be approximately $82 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

   The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

OTHER MATTERS

Regulation

   The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannual adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

   The Company's rates for local transportation service are governed by the five-year performance-based rate plan approved by the Department's 1996 order in D.P.U. 96-50. Under the plan, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months and reduced by a productivity factor. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million. There is a sharing mechanism whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. The final year of the plan is November 1, 2001 through October 31, 2002. The size of the productivity factor, by which rates are reduced, continues to be in dispute. In the Department's order of D.P.U. 96-50, it set the productivity factor at 1.50% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed the Department's order in D.P.U. 96-50 and the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.5% to 0.5%; and 2) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the Department for further proceedings. On January 16, 2001, the Department issued its order in the remand proceeding. The order limited the maximum service quality adjustment to $1 million but imposed a 0.5% accumulated inefficiencies component to the productivity factor to be implemented retroactively as of November 1, 1999 thereby increasing the productivity factor from 0.5% to 1.0%. The retroactive implementation of the
0.5 percent accumulated inefficiencies factor reduces revenues by approximately $3.9 million and the inclusion of this factor over the final year of the plan further reduces revenues by $4.0 million. On January 30, 2001, the Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment to the Supreme Judicial Court and was granted a stay of the Department's order pending a final decision by the Court on the merits of the appeal. The Company can not predict the outcome of the pending appeal nor when the Court will render its decision.

   All of the Company's customers are eligible to purchase unbundled local transportation service from the Company and to purchase their gas supply from third parties. In 2000, the Department approved Model Terms and Conditions for the Company's tariffs for all its residential customers effective November 1, 2000. The Model Terms and Conditions are consistent with the Department's order of February 1, 1999 which provided that, for a five-year transition period, local distribution company ("LDC") contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that because of the migration of customers to the gas supply service of marketers, the costs of upstream interstate gas pipeline capacity purchased by the Company to serve firm customers would be absorbed by the LDC or other customers through the transition period. The Department also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available at Massachusetts city gates to support customer requirements and growth. In year three of the five-year transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive based on a number of factors and accelerate or decelerate the transition period accordingly.

Environmental Matters

   The Company has or shares responsibility under applicable environmental law for the remediation of former manufactured gas plant operations, including former operating plants, gas holder locations and satellite disposal sites. Information with respect to the remediation of these sites may be found in
Note 10 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

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

 4.1 --Indenture dated as of December 1, 1989 between the Company and The Bank of New York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3 (File No. 33-31869)).*

 4.2 --Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among the Company, The Bank of New York as Resigning
       Trustee, and The First National Bank of Boston as Successor Trustee.
       (Filed as an exhibit to registration statement of the Company on Form S-
       3 (File No. 33-31869)).*

 4.3  --Utility Money Pool Agreement, (filed herewith).

 10.1 --Gas Transportation Contract between the Company and Tennessee Gas
       Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day
       (Filed as Exhibit 10.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*

 10.2 --Gas Transportation Contract between the Company and Texas Eastern dated
       October 29, 1999 providing for transportation of approximately 48,133 dekatherms of natural gas per day. (Filed as Exhibit 10.2 to the Annual
       Report of the Company on Form 10-K for the year ended December
       31,1999).*

 10.3 --Gas Transportation Contract between the Company and Texas Eastern dated
       December 30, 1993 providing for transportation of approximately 32,000 dekatherms of natural gas per day. (Filed as Exhibit 10.3 to the Annual
       Report of the Company on Form 10-K for the year ended December 31,
       1993).*

 10.4 --Gas Transportation Contract between the Company and Algonquin dated
       October 29, 1999 providing for transportation of approximately 45,000 dekatherms of natural gas per day. (Filed as Exhibit 10.4 to the Annual
       Report of the Company on Form 10-K for the year ended December 31,
       1999).*

 10.5 --Gas Storage Agreement between the Company and Consolidated Gas Supply
       Corporation dated February 18, 1980 providing for storage demand of 934 dekatherms of natural gas per day. (Filed as Exhibit 20.3 to the Quarterly Report of the Company on Form 10-Q for the quarter ended March
       31, 1982).*

 10.6    --Gas Storage Agreement between the Company and Honeoye Storage
          Corporation dated October 11, 1985 providing for storage demand of 6,150 dekatherms of natural gas per day. (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1985).*

 10.7    --Firm Gas Transportation agreement between the Company and Algonquin
          Gas Transmission Company dated July 27, 2000 providing for transportation of approximately 15,000 Dekatherms of natural gas per day, (filed herewith).

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

 10.13.1 --Agreement between the Company and Iroquois Gas Transmission System
          L.P. amending Exhibit 10.13 as of November 3, 1998. (Filed as Exhibit
          10.13.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

 10.14   --Firm Gas Transportation Agreement between the Company and Tennessee
          Gas Pipeline Company dated as of February 7, 1991. (Filed as Exhibit
          10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*

 10.15   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per day. (Filed as Exhibit 10.15 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1999).*

 10.16   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 96,000 dekatherms of natural gas per day. (Filed as Exhibit 10.16 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1999).*


 10.17   --Gas Transportation Contract between the Company and Algonquin dated
          October 29, 1999 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1999).*

 10.18   --Gas Transportation Contract between the Company and Algonquin dated
          December 1, 1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.19 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1997).*

 10.19   --Gas Transportation Contract between the Company and Algonquin dated
          January 1, 1998 providing for transportation of approximately 27,000 dekatherms of natural gas per day. (Filed as Exhibit 10.20 to the Annual Report of the Company on Form 10-K for the year ended December
          31, 1997).*

 10.20 --Gas Transportation Contract between the Company and CNG Transmission dated October 1, 1993 providing for transportation of approximately
          21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.23 to the Annual Report of the Company on Form 10-K for the year ended
          December 31, 1997).*

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

 10.26   --Gas Transportation Contract between the Company and Tennessee Gas
          Pipeline dated September 1, 1996 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.32 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

 10.27   --Gas Transportation Contract between the Company and Texas Eastern
          Transmission dated December 30, 1993 providing for transportation of approximately 39,000 dekatherms of natural gas per day. (Filed as Exhibit 10.33 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

 10.27.1 --Agreement between the Company and Texas Eastern Transmission amending Exhibit 10.27 dated as of October 29, 1998. (Filed as
          Exhibit 10.27.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

 10.28 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated December 30, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.34 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

 10.29 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated December 30, 1993 providing for transportation of approximately 5,000 dekatherms of natural gas per day. (Filed as Exhibit 10.35 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

 10.30 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per day. (Filed as Exhibit 10.30 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

 10.31 --Gas Transportation Contract between the Company and Texas Eastern
        Transmission dated October 29, 1999 providing for transportation of approximately 3,000 dekatherms of natural gas per day. (Filed as Exhibit 10.31 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

 10.32 --Gas transportation contract between the Company and Transcontinental
        Gas Pipeline dated June 1, 1993 providing for transportation of approximately 6,000 dekatherms of natural gas per day. (Filed as Exhibit 10.40 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997). *

 10.33 --Gas Transportation Contract between the Company and Texas Gas
        Transmission dated November 1, 1993 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.41 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

 10.34 --Agreement between the Company and Tennessee Gas Pipeline dated as of September 1, 1993 providing for transportation of approximately 10,500 dekatherms of natural gas per day. (Filed as Exhibit 10.34 to the Annual Report of the Company on Form 10-K for the year ended December
        31, 1999).*

 10.35 --Agreement between the Company and Texas Eastern Transmission dated as of October 29, 1999 providing for storage demand of approximately
        68,700 dekatherms of natural gas per day. (Filed as Exhibit 10.35 to the Annual Report of the Company on Form 10-K for the year ended
        December 31, 1999).*

 10.36 --Agreement between the Company and Algonquin LNG, Corp. dated as of October 29, 1999 providing for storage demand of approximately 35,000 dekatherms of natural gas per day. (Filed as Exhibit 10.36 to the Annual Report of the Company on Form 10-K for the year ended December
        31, 1999).*

 10.37 --Contract Restructuring Agreement between the Company and Tennessee Gas
        Pipeline dated as of August 2, 1999 amending Exhibits 10.1, 10.31 and
        10.32. (Filed as Exhibit 10.37 to the Annual Report of the Company on
        Form 10-K for the year ended December 31, 1999).*

 10.38 --Redacted Gas Resource Portfolio Management and Gas Sales Agreement between the Company, Colonial Gas Company, Essex Gas Company and El
        Paso Energy Marketing Company dated as of September 14, 1999, as amended. (Filed as Exhibit 10.1 to the Form 10-K of Eastern Enterprises for the year ended December 31, 1999.).*

 10.39 --Amended and Restated Lease Agreement between Industrial National
        Leasing Corporation, Lessor, and Boston Gas Company, Lessee, dated as of April 30, 1999. (Filed as Exhibit 10.39 to the Annual Report of the
        Company on Form 10-K for the year ended December 31, 1999).*

 18.1 --Letter from Arthur Andersen LLP regarding change in Accounting
       Principle. (Filed as Exhibit 18.1 to the Annual Report of the Company on
       Form 10-K for the year ended December 31, 1998).*

 23   --Consent of Independent Public Accountants.

   There were no reports on Form 8-K filed in the Fourth Quarter of 2000.
--------
* Not filed herewith. In accordance with Rule 12(b)(32) of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boston Gas Company
                                          D/B/A KeySpan energy delivery new
                                           england
                                          Registrant

                                                     Joseph F. Bodanza
                                          By: _________________________________
                                                     Joseph F. Bodanza
                                                   Senior Vice President
                                            Finance, Accounting and Regulatory
                                                          Affairs
                                                 (Principal Financial and
                                                    Accounting Officer)

Dated: April 2, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of April, 2001.

              Signature                              Title

          Chester R. Messer                        Director and
-------------------------------------                 President
          Chester R. Messer

                              BOSTON GAS COMPANY

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants............................    F-20
  Consolidated Statements of Earnings for the Period from November
   8, 2000 through December 31, 2000, the Period from January 1,
   2000 through November 7, 2000, and the Two Years Ended December
   31, 1999.........................................................     F-2
  Consolidated Balance Sheets as of December 31, 2000 and 1999...... F-3 and F-4
  Consolidated Statements of Retained Earnings for the Period from
   November 8, 2000 through December 31, 2000, the Period from
   January 1, 2000 through November 7, 2000, and the Two Years Ended
   December 31, 1999................................................     F-5
  Consolidated Statements of Cash Flows for the Period from November
   8, 2000 through December 31, 2000, the Period from January 1,
   2000 through November 7, 2000, and the Two Years Ended December
   31, 1999.........................................................     F-6
  Notes to Consolidated Financial Statements........................ F-7 to F-19
  Interim Financial Information for the Two Years Ended December 31,
   2000 (Unaudited).................................................    F-21
  Schedule for the Period from November 8, 2000 through December 31,
   2000, the Period from January 1, 2000 through November 7, 2000, and the Two Years Ended December 31, 1999:
    Schedule II--Valuation and Qualifying Accounts..................    F-22

   Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                               BOSTON GAS COMPANY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                             Period from
                            Period from    January 1, 2000
                          November 8, 2000     through      Year Ended    Year Ended
                          through December   November 7,   December 31,  December 31,
                              1, 2000           2000           1999          1998
                          ---------------- --------------- ------------- -------------
                                            (Predecessor)  (Predecessor) (Predecessor)
                                           --------------- ------------- -------------
                                                 (In Thousands)
                                                 --------------
Operating revenues......      $202,842        $453,783       $592,719      $610,313
Cost of gas sold........       123,307         224,755        295,022       324,538
                              --------        --------       --------      --------
Operating margin........        79,535         229,028        297,697       285,775
                              --------        --------       --------      --------
Operating expenses:
  Operations............        25,244         116,327        128,102       120,765
  Maintenance...........         5,161          24,304         23,037        19,819
  Depreciation and
   amortization.........        10,745          39,515         45,779        46,535
  Amortization of
   goodwill.............         3,226             --             --            --
  Income taxes..........         9,718          (3,468)        24,093        23,927
  Taxes, other than
   income...............         4,557          18,918         22,042        21,144
  Merger related
   expenses.............           101          23,347            --            --
  Restructuring charge..           --              --             --         (1,550)
                              --------        --------       --------      --------
    Total operating
     expenses...........        58,752         218,943        243,053       230,640
                              --------        --------       --------      --------
Operating earnings......        20,783          10,085         54,644        55,135
Other earnings, net.....           451             719          1,979           583
                              --------        --------       --------      --------
Earnings before interest
 expense................        21,234          10,804         56,623        55,718
                              --------        --------       --------      --------
Interest expense:
  Long-term debt........         2,806          13,984         16,775        16,767
  Other, including
   amortization of debt
   expense..............         6,564           1,812            926         1,248
  Less--Interest during
   construction.........          (202)           (704)          (852)         (469)
                              --------        --------       --------      --------
    Total interest
     expense............         9,168          15,092         16,849        17,546
                              --------        --------       --------      --------
Earnings before
 cumulative effect of
 change in accounting
 principle..............        12,066          (4,288)        39,774        38,172
Cumulative effect of
 change in accounting
 after tax..............           --              --             --          8,193
                              --------        --------       --------      --------
Net earnings (loss).....        12,066          (4,288)        39,774        46,365
Preferred stock
 dividends..............           183           1,174          1,862         1,926
                              --------        --------       --------      --------
Earnings (loss)
 applicable to common
 stock..................      $ 11,883        $ (5,462)      $ 37,912      $ 44,439
                              ========        ========       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31,
                                                      -------------------------
                                                         2000         1999
                                                      ----------  -------------
                                                                  (Predecessor)
                                                                  -------------
                                                           (In Thousands)
Gas plant, at cost................................... $  969,429    $963,672
Construction work-in-progress........................     26,688      16,458
  Less--Accumulated depreciation.....................   (388,668)   (393,991)
                                                      ----------    --------
    Net plant........................................    607,449     586,139
                                                      ----------    --------
Current assets:
  Cash...............................................      3,916         172
  Accounts receivable, less reserves of $13,681 at
   December 31, 2000 and $14,816 at December 31,
   1999..............................................    100,326      61,429
  Accounts receivable--affiliates....................        --       23,644
  Accrued utility margin.............................     22,325      20,067
  Deferred gas costs.................................    127,163      47,872
  Natural gas and other inventories, at average
   cost..............................................     57,082      45,172
  Materials and supplies, at average cost............      4,062       3,399
  Prepaid expenses...................................      1,112       1,263
                                                      ----------    --------
    Total current assets.............................    315,986     203,018
                                                      ----------    --------
Other assets:
  Goodwill...........................................    771,089         --
  Deferred postretirement benefits cost..............     44,085      72,760
  Deferred charges and other assets..................     37,089      40,975
                                                      ----------    --------
    Total other assets...............................    852,263     113,735
                                                      ----------    --------
    Total assets..................................... $1,775,698    $902,892
                                                      ==========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                             December 31,
                                                       ------------------------
                                                          2000        1999
                                                       ---------- -------------
                                                                  (Predecessor)
                                                                  -------------
                                                            (In Thousands)
Capitalization:
 Common stockholder's investment--
  Common stock, $100 par value--
   Authorized and outstanding--514,184 shares at
    December 31, 2000 and 1999........................ $   51,418   $ 51,418
   Amounts in excess of par value.....................    374,377     43,233
   Retained earnings..................................     11,883    189,517
                                                       ----------   --------
    Total common stockholder's investment.............    437,678    284,168
 Cumulative preferred stock, $1 par value,
  (liquidation preference, $25 per share)--
 Authorized 1,200,000 shares; outstanding--682,700
  shares at December 31, 2000 and 1,080,000 at
  December 31, 1999...................................     16,742     26,454
 Long-term obligations, less current portion..........    224,017    224,399
                                                       ----------   --------
    Total capitalization..............................    678,437    535,021
 Advance from KeySpan.................................    600,000        --
 Gas inventory financing..............................        --      54,020
                                                       ----------   --------
    Total capitalization, advance from KeySpan and gas
     inventory financing..............................  1,278,437    589,041
                                                       ----------   --------
Current liabilities:
  Current portion of long-term obligations............        385        950
  Note payable utility pool...........................    114,843        --
  Note payable utility pool-gas inventory financing...     82,307        --
  Notes payable.......................................        --      51,200
  Accounts payable....................................    104,657     47,969
  Accounts payable--affiliates........................        686        --
  Accrued taxes.......................................      1,728      1,255
  Accrued income taxes................................     10,758      5,543
  Accrued interest....................................      4,411      4,354
  Customer deposits...................................      2,013      2,060
  Other current liabilities...........................      2,015        512
                                                       ----------   --------
    Total current liabilities.........................    323,803    113,843
                                                       ----------   --------
Reserves and deferred credits:
  Deferred income taxes...............................     80,136     78,921
  Unamortized investment tax credits..................      3,398      4,240
  Postretirement benefits obligation..................     50,393     77,310
  Environmental liability.............................     18,000     18,000
  Other...............................................     21,531     21,537
                                                       ----------   --------
    Total reserves and deferred credits...............    173,458    200,008
                                                       ----------   --------
    Total capitalization and liabilities.............. $1,775,698   $902,892
                                                       ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                           Period From      Period From
                         November 8, 2000 January 1, 2000
                             through          through      Years Ended December 31,
                           December 31,     November 7,   ---------------------------
                               2000            2000           1999          1998
                         ---------------- --------------- ------------- -------------
                                           (Predecessor)  (Predecessor) (Predecessor)
                                          --------------- ------------- -------------
                                                (In Thousands)
Balance at beginning of
 period.................     $   --          $189,517       $178,857      $152,312
  Net earnings (loss)...      12,066           (4,288)        39,774        46,365
  Preferred Stock
   dividend.............        (183)          (1,174)        (1,862)       (1,926)
  Common Stock
   dividend.............         --           (22,496)       (27,252)      (17,894)
                             -------         --------       --------      --------
Balance at end of
 period.................     $11,883         $161,559       $189,517      $178,857
                             =======         ========       ========      ========



  The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Period From      Period From
                         November 8, 2000 January 1, 2000
                             through          through      Years Ended December 31,
                           December 31,     November 7,   ---------------------------
                               2000            2000           1999          1998
                         ---------------- --------------- ------------- -------------
                                          (Predeccessor)  (Predecessor) (Predecessor)
                                          --------------- ------------- -------------
                                                (In Thousands)
Cash flows from
 operating activities:
 Net earnings (loss)....     $ 12,066        $ (4,288)      $ 39,774      $ 46,365
 Adjustments to
  reconcile net earnings
  (loss) to cash
  provided by operating
  activities:
  Depreciation and
   amortization.........       13,971          39,515         45,779        46,535
  Deferred taxes........        7,011          17,718          1,536        (3,478)
  Other changes in
   assets and
   liabilities:
   Accounts receivable..      (61,736)         46,483        (20,815)       25,601
   Accrued utility
    margin..............      (16,287)         14,029         (5,920)      (14,147)
   Inventory............       18,987         (31,560)        (4,344)        3,679
   Deferred gas costs...      (51,225)        (28,066)         6,420        12,303
   Accounts payable.....       25,060          32,314         (1,017)      (12,945)
   Accrued income
    taxes...............        5,249         (20,495)        (3,335)         (561)
   Other................        3,237           4,056          6,850           373
                             --------        --------       --------      --------
Cash provided by (used
 in) operating
 activities.............      (43,667)         69,706         64,928       103,725
                             --------        --------       --------      --------
Cash flows from
 investing activities:
  Capital expenditures..      (21,802)        (52,958)       (57,256)      (60,266)
  Net cost of removal...       (1,272)         (4,628)        (4,379)       (5,099)
                             --------        --------       --------      --------
Cash used for investing
 activities.............      (23,074)        (57,586)       (61,635)      (65,365)
                             --------        --------       --------      --------
Cash flows from
 financing activities:
  Changes in notes
   payable, net.........       54,843           8,800         22,300       (10,800)
  Changes in inventory
   financing............       13,719          14,568          5,721        (7,203)
  Amortization of
   preferred stock
   issuance costs.......            4             217             94            34
  Redemption of
   preferred stock......          --           (9,933)        (3,000)          --
  Cash dividends paid on
   common and preferred
   stock................         (183)        (23,670)       (29,114)      (19,820)
                             --------        --------       --------      --------
Cash provided by (used
 in) financing
 activities.............       68,383         (10,018)        (3,999)      (37,789)
                             --------        --------       --------      --------
Increase (decrease) in
 cash...................        1,642           2,102           (706)          571
Cash at beginning of
 period.................        2,274             172            878           307
                             --------        --------       --------      --------
Cash at end of period...     $  3,916        $  2,274       $    172      $    878
                             ========        ========       ========      ========
Supplemental disclosure
 of cash flow
 information:
 Cash paid during the
  year for:
   Interest, net of
    amounts
    capitalized.........     $ 18,255        $    --        $ 18,462      $ 18,879
                             ========        ========       ========      ========
   Income taxes.........     $ (1,718)       $    115       $ 26,486      $ 34,046
                             ========        ========       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              BOSTON GAS COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

 General

   Boston Gas Company (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts. The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan").

 Basis of Presentation

   The accounting policies of the Company conform to generally accepted accounting principles and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Massachusetts LNG Incorporated, which became inactive in 1999.

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

 Merger

   On November 8, 2000, KeySpan acquired all of the common stock of Eastern for $64.56 per share in cash. The transaction has been accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $774 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in an increase in equity of $170 million and the recording of a $600 million advance from KeySpan.

 Regulation

   The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy ("the Department"). Therefore, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS 71. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Management believes that this amount would approximate $62 million as of December 31, 2000. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs or (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company has reviewed these criteria and believes that the continuing application of SFAS 71 is appropriate.

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

   The following regulatory assets were reflected in the consolidated balance sheets as of December 31:

                                                            2000       1999
                                                           ------- -------------
                                                              (In Thousands)
                                                                   (Predecessor)
      Post-retirement benefit costs....................... $44,085    $72,760
      Environmental costs.................................  18,060     17,703
      Other...............................................     --         733
                                                           -------    -------
                                                           $62,145    $91,196
                                                           =======    =======

   Regulatory liabilities total approximately $7,694,000 and $8,586,000 at December 31, 2000 and 1999 respectively, and relate to income taxes.

   As of December 31, 2000, all of the Company's regulatory assets and liabilities are reflected in rates charged or credited to customers over periods ranging from 1 to 20 years. For additional information regarding deferred income taxes, post-retirement benefit costs and environmental costs, see Notes 2, 5 and 10, respectively.

 Change in Accounting Principle

   During the fourth quarter of 1998, the Company changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998. Previously, substantially all revenues were recorded when billed. Under the unbilled method, the estimated margin on unbilled sales is recorded at the end of each accounting period. This change in accounting resulted in a one-time cumulative effect for the years prior to 1998 of $8,193,000.

 Gas Operating Revenues

   Customers are billed monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

 Cost of Gas Adjustment Clause and Deferred Gas Costs

   The cost of gas adjustment clause ("CGAC") requires the Company to semi-annually adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the cost of any firm gas that has been distributed but is unbilled at the end of a period is deferred by the Company to the period in which the gas is billed to customers. The Company recovers the gas cost portion of its bad debt write-offs through the CGAC. In addition, through a local distribution adjustment clause ("LDAC"), the Company is allowed to recover the amortization of environmental response costs associated with former manufactured gas plant ("MGP") sites, costs related to the Company's various conservation and load management programs, and other specified costs from the Company's firm sales and transportation customers.

                              BOSTON GAS COMPANY

(1) Accounting Policies (Continued)

 Depreciation

   Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service was 5.0% in 2000 and in 1999, and 5.2% in 1998. Amortization is provided on intangible assets, principally software, over the estimated useful life of the asset.

   Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

 Recent Accounting Pronouncements

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001, which at that time had no effect on the Company's financial statements since the Company had no outstanding derivatives at December 31, 2000.

   The Financial Accounting Standards Board ("FASB") recently issued a revision to its Exposure Draft ("ED") on "Business Combinations and Intangible Assets". In the revised ED, the FASB concluded that the amortization of goodwill will no longer be required. Instead, companies will need to perform yearly impairment tests on the recorded amount of goodwill and determine whether an impairment charge is necessary. The comment deadline on the revised ED was March 16, 2001 and we believe the FASB will finalize its deliberations on goodwill amortization in the third or fourth quarter of 2001. Goodwill amortization for 2001 is estimated to be approximately $19,400,000. Depending on the timing of the final statement, the Company may realize a significant benefit to earnings in 2001 if the Company is required to discontinue the amortization of goodwill. Such enhancement to earnings will not affect cash flow.

 Reclassifications

   Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Income Taxes

   The Company is a member of an affiliated group of companies that files a consolidated federal income tax return. The Company follows the policy, established for the group, of providing for income taxes that would be payable on a separate company basis. The Company's effective income tax rate was 44.6% for the period from November 8 through December 31, 2000, 44.7% for the period from January 1 through November 7, 2000, 38.2% in 1999, and 38.5% in 1998. State income taxes and the nondeductibility of goodwill amortization after November 8, 2000 represent the majority of the difference between the effective rate and the federal income tax rate of 35% for the period from November 8 through December 31, 2000 and state income taxes represent the majority of the difference for the period from January 1 through November 7, 2000 and 1999 and 1998.

                              BOSTON GAS COMPANY

(2) Income Taxes (Continued)

   A summary of the provision for income taxes is as follows:

                               Period from        Period from
                            November 8 through January 1 through  Years Ended December 31,
                               December 31,       November 7,    ---------------------------
                                   2000              2000            1999          1998
                            ------------------ ----------------- ------------- -------------
                                                 (Predecessor)   (Predecessor) (Predecessor)
                                               ----------------- ------------- -------------
                                                     (In Thousands)
   Current--
     Federal...............       $2,258           $(17,695)        $17,756       $21,997
     State.................          449             (3,491)          4,801         5,408
                                  ------           --------         -------       -------
       Total current
        provision..........        2,707            (21,186)         22,557        27,405
   Deferred--
     Federal...............        5,835             14,713           2,244        (2,119)
     State.................        1,176              3,005            (708)       (1,359)
                                  ------           --------         -------       -------
       Total deferred
        provision..........        7,011             17,718           1,536        (3,478)
                                  ------           --------         -------       -------
   Provision for income
    taxes..................       $9,718           $ (3,468)        $24,093       $23,927
                                  ======           ========         =======       =======

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

   At December 31, 2000 the Company had a regulatory liability of $1,793,000 which represents the tax benefit of unamortized investment tax credits. This benefit is being passed back to customers over the lives of property giving rise to the investment credit. The Company also has a regulatory liability for excess deferred taxes being returned to customers over a 30-year period pursuant to a 1988 rate order with a balance to be refunded to customers of $5,901,000 as of December 31, 2000.

                              BOSTON GAS COMPANY

(2) Income Taxes (Continued)

   For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                         2000         1999
                                                       ---------  -------------
                                                                  (Predecessor)
                                                                  -------------
                                                           (In Thousands)
   Assets:
     Regulatory liabilities..........................  $   3,133    $  3,425
     Other...........................................     21,621      16,723
                                                       ---------    --------
     Total deferred tax assets.......................     24,754      20,148
                                                       ---------    --------
   Liabilities:
     Accelerated depreciation........................    (84,533)    (84,151)
     Deferred gas costs..............................    (39,303)    (14,183)
     Other...........................................    (12,080)    (11,073)
                                                       ---------    --------
     Total deferred tax liabilities..................   (135,916)   (109,407)
                                                       ---------    --------
     Total net deferred taxes........................  $(111,162)   $(89,259)
                                                       =========    ========
   Deferred income taxes are reflected in the balance
    sheet as follows:
     Accrued income taxes (current deferred).........  $ (31,026)   $(10,338)
     Deferred income taxes (long-term)...............    (80,136)    (78,921)
                                                       ---------    --------
                                                       $(111,162)   $(89,259)
                                                       =========    ========

   Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income was $140,000 for the period from November 8 through December 31, 2000, $702,000 for the period from January 1 through November 7, 2000, $842,000 in 1999 and $849,000 in 1998.

(3) Debt

 Long-term Obligations

   The following table provides information on long-term obligations as of December 31:

                                                         2000        1999
                                                       --------  -------------
                                                                 (Predecessor)
                                                                 -------------
                                                           (In Thousands)
   8.33%--9.75%, Medium-Term Notes Series A, due
    2005--2022........................................ $100,000    $100,000
   6.93%--8.50%, Medium-Term Notes, Series B, due
    2006--2024........................................   50,000      50,000
   6.80%--7.25%, Medium-Term Notes, Series C, due
    2012--2025........................................   60,000      60,000
   Capital lease obligations (Note 6).................   14,402      15,349
   Less current portion...............................     (385)       (950)
                                                       --------    --------
                                                       $224,017    $224,399
                                                       ========    ========

                              BOSTON GAS COMPANY

(3) Debt (Continued)

   There are no sinking fund requirements for the next four years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 2000 and none are callable prior to maturity. In 2005, $15,000,000 of 8.875% Medium-Term Notes Series A, mature.

   Annual maturities of capital lease obligations for 2001 through 2005 are $385,000, $586,000, $840,000, $891,000 and $945,000, respectively.

 Utility Money Pool Borrowings

   On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2000, the Company had outstanding borrowings of $114,843,000 and $82,307,000 for working capital and gas inventory, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the required funds. All costs related to the gas inventory borrowings are recoverable from customers through the CGAC. The average rate on these borrowings was 6.92%.

 Advance from KeySpan Corporation

   As part of the merger, the Company recorded in November 2000, a $600 million advance payable to KeySpan. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. The weighted-average interest rate on these borrowings is 7.78%. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

(4) Preferred Stock

   The Company has outstanding 682,700 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the Company's option, the annual sinking fund payment may be increased to 10%. The preferred stock is not callable prior to 2003. On September 1, 2000 the Company redeemed 120,000 shares, or 10% of the outstanding shares, at the liquidation price of $25 per share. In addition to the 120,000 shares redeemed, the Company purchased 277,300 shares on the open market which were subsequently retired.

(5) Retiree Benefits

   The Company provides retirement benefits for substantially all of its employees. These plans include pensions, health and life insurance benefits.

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

(5) Retiree Benefits (Continued)

   Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which revises prior disclosure requirements. The net cost for these plans and agreements charged to expense was as follows:

 Pensions

                             Period from   Period from
                              November 8    January 1
                               through       through     Years Ended December 31,
                             December 31,  November 7,  ---------------------------
                                 2000         2000          1999          1998
                             ------------ ------------- ------------- -------------
                                          (Predecessor) (Predecessor) (Predecessor)
                                          ------------- ------------- -------------
                                                 (In Thousands)
   Service cost............    $   410      $  2,272      $  2,819      $  2,676
   Interest cost on
    projected benefit
    obligation.............      1,835         8,170         8,988         8,490
   Expected return on plan
    assets.................     (2,176)      (10,698)      (12,127)      (11,488)
   Amortization of prior
    service cost...........        --          1,090         1,173         1,048
   Amortization of
    transitional
    obligation.............        --            186           217           217
   Recognized actuarial
    gain...................        --           (821)         (760)         (710)
   Settlement and
    curtailment gain.......        --            --         (1,216)          --
                               -------      --------      --------      --------
   Total net pension cost..    $    69      $    199      $   (906)     $    233
                               =======      ========      ========      ========

 Health Care

                             Period from   Period from
                              November 8    January 1
                               through       through     Years Ended December 31,
                             December 31,  November 7,  ---------------------------
                                 2000         2000          1999          1998
                             ------------ ------------- ------------- -------------
                                          (Predecessor) (Predecessor) (Predecessor)
                                          ------------- ------------- -------------
                                                 (In Thousands)
   Service cost............     $  131       $   624       $   757       $   828
   Interest cost on
    accumulated benefits
    obligation.............      1,110         4,736         5,458         5,726
   Expected return on plan
    assets.................       (405)       (1,787)       (2,066)       (2,029)
   Amortization of prior
    service cost...........        --           (882)       (1,124)       (1,190)
   Recognized actuarial
    gain...................        --           (726)         (900)         (761)
   Regulatory deferral.....        486         4,646         5,808         5,359
                                ------       -------       -------       -------
   Total net retiree health
    care cost..............     $1,322       $ 6,611       $ 7,933       $ 7,933
                                ======       =======       =======       =======

   The previous tables do not reflect retirement pension enhancements of $2,066,000 and $3,224,000 for 1999 and 1998, respectively, and retirement health care enhancements of $143,000 for 1998.

                              BOSTON GAS COMPANY

(5) Retiree Benefits (Continued)

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 2000, November 7, 2000 and December 31, 1999 using actuarial measurement dates of December 31, 2000, November 7, 2000 and October 1, 1999:

 Pensions

                                       Period from   Period from
                                        November 8    January 1
                                         through       through     Year Ended
                                       December 31,  November 7,  December 31,
                                           2000         2000          1999
                                       ------------ ------------- -------------
                                                    (Predecessor) (Predecessor)
                                                    ------------- -------------
                                                    (In Thousands)
Change in benefit obligation
Balance at beginning of period........   $146,703     $131,873      $125,161
Service cost..........................        410        2,272         2,819
Interest cost.........................      1,835        8,170         8,988
Plan merger...........................        --         6,283           --
Settlement loss.......................        --           --            306
Special termination benefits..........        --           --          2,066
Benefits paid.........................     (1,191)      (6,700)       (7,168)
Settlement payments...................        --           --         (3,316)
Actuarial (gain) or loss..............      9,528        4,805         3,017
                                         --------     --------      --------
Balance at end of period..............   $157,285     $146,703      $131,873
                                         ========     ========      ========
Change in plan assets
Fair value, beginning of period.......   $153,934     $154,143      $152,195
Plan merger...........................        --         5,707           --
Actual return on plan assets..........        585          784        12,432
Employer contributions................        --           --            --
Benefits paid.........................     (1,191)      (6,700)       (7,168)
Settlement payments...................        --           --         (3,316)
Administrative expenses...............        --           --            --
                                         --------     --------      --------
Fair value at end of period...........   $153,328     $153,934      $154,143
                                         ========     ========      ========
Reconciliation of funded status
Funded status.........................   $ (3,957)    $  7,231      $ 22,270
Contributions for fourth quarter......        --           --            --
Unrecognized actuarial loss (gain)....     11,118       (5,800)      (30,861)
Unrecognized transition obligation....        --           --            221
Unrecognized prior service............        --           --         12,417
                                         --------     --------      --------
Net amount recognized for period......   $  7,161     $  1,431      $  4,047
                                         ========     ========      ========
Amounts recognized in balance sheet
Prepaid benefit cost..................   $  7,161     $  1,431      $  7,424
Accrued benefit liability.............        --           --         (3,377)
                                         --------     --------      --------
Net amount............................   $  7,161     $  1,431      $  4,047
                                         ========     ========      ========

                              BOSTON GAS COMPANY

(5) Retiree Benefits (Continued)

   The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 2000, November 7, 2000 and December 31, 1999 using actuarial measurement dates of December 31, 2000, November 7, 2000 and October 1, 1999:

Health Care

                                       Period from   Period from
                                        November 8    January 1
                                         through       through     Year Ended
                                       December 31,  November 7,  December 31,
                                           2000         2000          1999
                                       ------------ ------------- -------------
                                                    (Predecessor) (Predecessor)
                                                    ------------- -------------
                                                    (In Thousands)
Change in benefit obligation
Balance at beginning of period........   $ 78,452     $ 78,223      $ 76,774
Service cost..........................        131          623           757
Interest cost.........................      1,110        4,736         5,459
Plan amendments.......................        --           --          1,574
Settlement loss.......................        --           --            --
Special termination benefits..........        --           --            --
Benefits paid.........................       (467)      (5,135)       (5,602)
Settlement payments...................        --           --            --
Actuarial (gain) or loss..............      8,214            5          (739)
                                         --------     --------      --------
Balance at end of period..............   $ 87,440     $ 78,452      $ 78,223
                                         ========     ========      ========
Change in plan assets
Fair value, beginning of period.......   $ 28,600     $ 25,220      $ 24,308
Actual return on plan assets..........     (1,168)       3,380           912
Employer contributions................        467        5,135         5,602
Benefits paid.........................       (467)      (5,135)       (5,602)
Settlement payments...................        --           --            --
Administrative expenses...............        --           --            --
                                         --------     --------      --------
Fair value at end of period...........   $ 27,432     $ 28,600      $ 25,220
                                         ========     ========      ========
Reconciliation of funded status
Funded status.........................   $(60,008)    $(49,852)     $(53,003)
Contributions for fourth quarter......        --           --          1,401
Unrecognized actuarial loss (gain)....      9,788      (23,100)      (19,570)
Unrecognized transition obligation....        --           --            --
Unrecognized prior service............        --           --         (6,138)
                                         --------     --------      --------
Net amount recognized for period......   $(50,220)    $(72,952)     $(77,310)
                                         ========     ========      ========
Amounts recognized in balance sheet
Prepaid benefit cost..................   $    --      $    --       $    --
Accrued benefit liability.............    (50,220)     (72,952)      (77,310)
                                         --------     --------      --------
Net amount............................   $(50,220)    $(72,952)     $(77,310)
                                         ========     ========      ========

                              BOSTON GAS COMPANY

(5) Retiree Benefits (Continued)

   To fund health care benefits under its collective bargaining agreements, the Company maintains a Voluntary Employee Beneficiary Association ("VEBA") Trust to which it makes contributions from time to time. Plan assets are invested in debt and equity marketable securities.

   Following are the weighted-average assumptions used in developing the projected benefit obligation:

                            Period from   Period from
                             November 8    January 1
                              through       through     Years Ended December 31,
                            December 31,  November 7,  ---------------------------
                                2000         2000          1999          1998
                            ------------ ------------- ------------- -------------
                                         (Predecessor) (Predecessor) (Predecessor)
                                         ------------- ------------- -------------
   Discount rate...........     7.0%         7.5%              7.5%        7.25%
   Return on plan assets...     8.5%         8.5%              8.5%         8.5%
   Increase in future
    compensation...........     5.0%         5.0%        4.0 - 4.5%   4.5 - 5.0%
   Health care inflation
    trend..................     8.0%         8.0%       8.0 - 10.0%         8.0%

   The health care inflation rate for 2001 is assumed to be 8%. The rate is assumed to decrease to 6% in 2005 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care trend rate for 2000 would have the following effects:

                                                      One-           One-
                                                  Percentage-    Percentage-
                                                 Point Increase Point Decrease
                                                 -------------- --------------
                                                        (In Thousands)
   Service cost and interest cost components....     $   58        $   (55)
   Post-retirement benefit obligation...........     $4,372        $(4,164)

(6) Leases

   The Company leases certain facilities and equipment under long-term leases which expire on various dates through the year 2014. Total rentals charged to income under all lease agreements were $2,247,000 for the period November 8 through December 31, 2000, $8,685,000 for the period January 1 through November 7, 2000, $9,846,000 in 1999, and $9,367,000 in 1998. The Company has
capitalized leases for an operations center (with a related party) and two LNG facilities. A summary of property held under capital leases as of December 31 is as follows:

                                                            2000       1999
                                                           ------- -------------
                                                                   (Predecessor)
                                                                   -------------
                                                              (In Thousands)
   LNG Facilities......................................... $14,834    $14,834
   Buildings..............................................   6,000      6,000
                                                           -------    -------
                                                           $20,834    $20,834
   Less--Accumulated depreciation.........................   6,432      5,485
                                                           -------    -------
   Total Capital Leases................................... $14,402    $15,349
                                                           =======    =======

   In April 1999 the Company entered into a 15 year lease agreement for the LNG facilities located in Salem and Lynn, Massachusetts. The facilities had previously been leased by the Company's subsidiary, Mass LNG, under a lease agreement which expired in 1997.

                              BOSTON GAS COMPANY

(6) Leases (Continued)

   Under the terms of SFAS 71, the timing of expense recognition on capitalized leases conforms with regulatory rate treatment. The Company has included the rental payments on its financing leases in its cost of service for rate purposes.

   The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancellable leases, including the financing leases, at December 31, 2000 is as follows:

                                                             Capital Operating
   Year                                                      Leases   Leases
   ----                                                      ------- ---------
                                                              (In Thousands)
   2001..................................................... $ 1,228  $ 6,587
   2002.....................................................   1,379    3,524
   2003.....................................................   1,584    1,394
   2004.....................................................   1,584      785
   2005.....................................................   1,584      370
   Later Years..............................................  13,464      --
                                                             -------  -------
   Total minimum lease payments............................. $20,823  $12,660
                                                                      =======
   Less--Amount representing interest and executory costs...   6,421
                                                             -------
   Present value of minimum lease payments on capital
    leases.................................................. $14,402
                                                             =======

(7) Fair Values of Financial Instruments

   The following methods and assumptions were used to estimate the fair values of financial instruments:

  Cash--The carrying amounts approximate fair value.

  Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

  Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

  Preferred Stock--The fair value of the preferred stock is based on currently quoted market prices.

   The carrying amounts and estimated fair values of the Company's long-term debt and preferred stock at December 31, 2000 and 1999 are as follows:

                                                   2000              1999
                                             ----------------- -----------------
                                             Carrying   Fair   Carrying   Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- --------
                                                                 (Predecessor)
                                                               -----------------
                                                       (In Thousands)
   Long-term debt........................... $224,402 $229,138 $225,349 $219,525
   Preferred stock.......................... $ 16,742 $ 13,203 $ 26,454 $ 26,730

                              BOSTON GAS COMPANY

(8) Restructuring Charge

   During 1997, the Company recorded a restructuring charge of $8,692,000 related to its decision to exit the gas appliance repair and service business. The charge included employee severance and termination benefits and other costs. The Company completed its restructuring plan in 1998 resulting in a $1,550,000 credit to income reflecting the amount by which the estimated cost exceeded the actual costs of the restructuring.

(9) Related Party Transactions

   The Company paid Eastern $833,000 for the period November 8 through December 31, 2000, $4,167,000 for the period January 1 through November 7, 2000, $4,500,000 in 1999, and $4,200,000 in 1998 for legal, tax and corporate services rendered.

   The Company paid $129,000 for the period November 8 through December 31, 2000, $646,000 for the period January 1 through November 7, 2000, and $775,000 annually in 1999 and 1998 to lease an operations center from an affiliated company.

   On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2000, the Company had outstanding borrowings of $114,843,000 and $82,307,000 for working capital and gas inventory, respectively. In 2000, the Company expensed $868,000 and $811,000 for interest on these working capital and gas inventory borrowings, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the required funds.

   In November, 2000, the Company recorded a $600 million advance payable to KeySpan. In 2000, the Company expensed $5,504,000 for interest and debt issuance costs on this advance. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

(10) Environmental Matters

   The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. The Company may have or share responsibility under applicable environmental laws for the remediation of 19 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company also may have or share responsibility for the remediation of one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating the former MGP related sites and the non-MGP site in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company has recorded a liability of $18 million, which represents its best estimate of the likely cost within a range of reasonable, foreseeable costs. However, there can be no assurance that actual costs will not vary considerably from these estimates. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

                              BOSTON GAS COMPANY

(10) Environmental Matters (Continued)

   The Company is aware of 31 other former MGP related sites within its service territory, one of which was identified in 2000. The NEES subsidiary has provided full indemnification to the Company with respect to eight of the 31 sites. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these sites. No notice of responsibility has been issued to the Company for these sites from any governmental environmental authority.

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

(11) Workforce Reduction Program

   As a result of the KeySpan merger, the Company has implemented a severance program in an effort to reduce its workforce. The Company has recorded a merger related liability of $6 million associated with this severance program. This severance program is targeted to reduce the Company's workforce by an additional 80 employees.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

   We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and an indirect wholly-owned subsidiary of KeySpan Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of earnings, retained earnings and cash flows for the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the year ended December 31, 1999 and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, the year ended December 31, 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              ARTHUR ANDERSEN LLP

New York, New York
January 24, 2001

                              BOSTON GAS COMPANY

                         INTERIM FINANCIAL INFORMATION
             For the Two Years Ended December 31, 2000 (Unaudited)

                                                                    Period from  Period from
                                    Three Months Ended               October 1   November 8
                         -----------------------------------------    through      through
                           March 31       June 30      Sept. 30     November 7     Dec. 31
                         ------------- ------------- ------------- ------------- -----------
                         (Predecessor) (Predecessor) (Predecessor) (Predecessor)
                         ------------- ------------- ------------- -------------
                                                   (In Thousands)
2000
Operating revenues......   $248,598       $93,459      $ 71,399      $ 40,327     $202,842
Operating margin........   $117,839       $53,787      $ 38,669      $ 18,733     $ 79,535
Operating earnings
 (loss).................   $ 30,039       $   593      $ (6,394)     $(14,153)    $ 20,783
Net earnings (loss)
 applicable to common
 stock..................   $ 25,030       $(3,900)     $(10,790)     $(15,802)    $ 11,883

                                           Three Months Ended
                         -------------------------------------------------------
                           March 31       June 30      Sept. 30       Dec. 31
                         ------------- ------------- ------------- -------------
                         (Predecessor) (Predecessor) (Predecessor) (Predecessor)
                         ------------- ------------- ------------- -------------
                                             (In Thousands)
1999
Operating revenues......   $258,234       $96,958       $62,164      $175,363
Operating margin........   $117,497       $52,460       $38,585      $ 89,155
Operating earnings
 (loss).................   $ 32,249       $ 1,242       $(3,548)     $ 24,701
Net earnings (loss)
 applicable to common
 stock..................   $ 27,570       $(2,838)      $(6,896)     $ 20,076

   In the opinion of management, the quarterly financial data includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                               BOSTON GAS COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                          Additions
                                     -------------------    Net
                          Balance at  Charged   Charged  Deductions Balance at
                          Beginning  (Credited) to Other    from       End
      Description         of Period  to Income  Accounts  Reserves  of Period
      -----------         ---------- ---------- -------- ---------- ----------
       For The Period From November 8, 2000 Through December 31, 2000
       --------------------------------------------------------------
Reserve for doubtful
 accounts...............   $12,329    $ 2,687     $--     $ 1,335    $13,681
Reserve self-insurance..   $ 2,901    $   250     $--     $   260    $ 2,891
Reserve for
 environmental
 expenses...............   $18,000    $   --      $--     $   --     $18,000
        For The Period From January 1, 2000 Through November 7, 2000
        ------------------------------------------------------------
                                 (Predecessor)
                                 ------------
Reserve for doubtful
 accounts...............   $14,816    $ 7,761     $--     $10,248    $12,329
Reserve self-insurance..   $ 3,913    $ 1,616     $--     $ 2,628    $ 2,901
Reserve for
 environmental
 expenses...............   $18,000    $   --      $--     $   --     $18,000
                    For The Year Ended December 31, 1999
                    ------------------------------------
                                 (Predecessor)
                                 ------------
Reserve for doubtful
 accounts...............   $15,651    $10,975     $--     $11,810    $14,816
Reserve self-insurance..   $ 2,964    $ 2,829     $--     $ 1,880    $ 3,913
Reserve for
 environmental
 expenses...............   $18,750    $   --      $--     $   750    $18,000
                    For The Year Ended December 31, 1998
                    ------------------------------------
                                 (Predecessor)
                                 ------------
Reserve for doubtful
 accounts...............   $15,783    $12,950     $--     $13,082    $15,651
Reserve self-insurance..   $ 2,870    $ 1,873     $--     $ 1,779    $ 2,964
Reserve for
 environmental
 expenses...............   $19,500    $   --      $--     $   750    $18,750