Form 10-Q
period 2001-03-31
BOSTON GAS CO
filed 2001-05-15
CIK 13390

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended             March 31, 2001
                                          ----------------------------------

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to _____________

                        Commission File Number 2-23416
                                               -------

                              BOSTON GAS COMPANY
                   D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
               -------------------------------------------------
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

     Yes [X] No [_]
         ---

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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------

                                             (In Thousands)
                                           Three Months Ended
                                       -------------------------
                                        March 31,     March 31,
                                          2001           2000
                                        --------      --------
                                                    (Predecessor)

OPERATING REVENUES                     $401,020       $248,598
 Cost of gas sold                       291,747        145,141
                                       --------       --------
 Operating Margin                       109,273        103,457

OPERATING EXPENSES:
 Operations                              27,700         24,845
 Maintenance                              8,296          8,208
 Depreciation and amortization           13,535         17,205
 Amortization of goodwill                 4,839              -
 Income taxes                            15,393         16,206
 Taxes, other than income                 6,858          8,816
                                       --------       --------
 Total Operating Expenses                76,621         75,280
                                       --------       --------
OPERATING EARNINGS                       32,652         28,177

OTHER EARNINGS, NET                         223            119
                                       --------       --------

EARNINGS BEFORE INTEREST EXPENSE         32,875         28,296

INTEREST EXPENSE:
 Long-term debt                           4,209          4,194
 Other, including amortization
   of debt expense                        8,853         (1,194)
 Less - Interest during construction        (87)          (167)
                                       --------       --------
 Total Interest Expense                  12,975          2,833
                                       --------       --------

NET EARNINGS                             19,900         25,463

Preferred Stock Dividends                   274            433
                                       --------       --------

EARNINGS APPLICABLE TO COMMON STOCK    $ 19,626       $ 25,030
                                       ========       ========

Common Stock Dividends                 $      -       $ 22,496
                                       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

BOSTON GAS COMPANY
------------------

CONSOLIDATED BALANCE SHEETS
---------------------------
                                                     (In Thousands)

                                             March 31,  March 31,  December 31,
                                               2001       2000        2000
                                             ---------  ---------  -----------
                                                      (Predecessor)

ASSETS

GAS PLANT, at cost                         $  967,207   $ 963,671   $  969,429
Construction work-in-progress                  36,257      26,910       26,688
  Less-Accumulated depreciation              (395,449)   (410,593)    (388,668)
                                           ----------   ---------   ----------
       Net Plant                              608,015     579,988      607,449
                                           ----------   ---------   ----------

CURRENT ASSETS:

  Cash and cash equivalents                    19,323         373        3,916
  Accounts receivable, less reserves
    of $19,978 and $16,612 at
    March 31, 2001 and 2000,
    respectively, and $13,681 at
    December 31, 2000                         198,685     109,054      100,326
  Accounts receivable - affiliates             43,623       2,986            -
  Accrued utility revenue                      74,648      37,700       71,823
  Deferred gas costs                           33,475      (5,121)      77,665

  Natural gas and other inventories            31,079      17,822       57,082
  Materials and supplies                        4,398       3,752        4,062
  Prepaid expenses                              1,887       1,893        1,112
                                           ----------   ---------   ----------
       Total Current Assets                   407,118     168,459      315,986
                                           ----------   ---------   ----------


OTHER ASSETS:

  Goodwill, net of amortization               767,550           -      771,089
  Deferred postretirement benefits cost        43,379      71,420       44,085
  Deferred charges and other assets            38,944      40,709       37,089
                                           ----------   ---------   ----------
       Total Other Assets                     849,873     112,129      852,263
                                           ----------   ---------   ----------

TOTAL ASSETS                               $1,865,006   $ 860,576   $1,775,698
                                           ==========   =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 4

BOSTON GAS COMPANY
------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                                   (In Thousands)

                                                       March 31,      March 31,     December 31,
                                                          2001          2000           2000
                                                       ----------     --------      -----------
                                                                     (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding          $   51,418      $ 51,418     $   51,418
   Amounts in excess of par value                         374,377        43,233        374,377
   Retained earnings                                       31,509       192,051         11,883
                                                       ----------      --------     ----------
     Total Common Stockholder's Investment                457,304       286,702        437,678
   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares-682,700 at
     March 31, 2001, 1,080,000 at
     March 31, 2000 and 682,700 at
     December 31, 2000                                     16,747        26,462         16,742
 Long-term obligations, less current portion              223,838       224,181        224,017
                                                       ----------      --------     ----------
     Total Capitalization                                 697,889       537,345        678,437
ADVANCE FROM KEYSPAN                                      600,000             -        600,000
GAS INVENTORY FINANCING                                         -        22,706              -
                                                       ----------      --------     ----------
     Total Capitalization, Advance from
         KeySpan and Gas Inventory Financing            1,297,889       560,051      1,278,437
                                                       ----------      --------     ----------

CURRENT LIABILITIES:
  Current portion of long-term obligations                    330           856            385
  Note payable utility pool                               201,561             -        114,843
  Note payable utility pool-gas inventory financing        39,107             -         82,307
  Notes payable                                                 -        34,700              -
  Accounts payable                                         74,782        28,791        104,657
  Accounts payable-affiliates                              10,639         1,227            686
  Accrued taxes                                             4,254         3,923          1,728
  Accrued income taxes                                      2,235        26,372         10,758
  Accrued interest                                         29,217         8,514          4,411
  Customer deposits                                         2,024         2,124          2,013
  Other current liabilities                                 2,856           601          2,015
                                                       ----------      --------     ----------
     Total Current Liabilities                            367,005       107,108        323,803
                                                       ----------      --------     ----------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                   107,189        75,997         80,136
  Unamortized investment tax credits                        3,187         4,029          3,398
  Postretirement benefits obligation                       50,158        76,489         50,393
  Environmental Liability                                  18,000        18,000         18,000
  Other                                                    21,578        18,902         21,531
                                                       ----------      --------     ----------
    Total reserves and deferred credits                   200,112       193,417        173,458
                                                       ----------      --------     ----------

TOTAL CAPITALIZATION AND LIABILITIES                   $1,865,006      $860,576     $1,775,698
                                                       ==========      ========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 5

BOSTON GAS COMPANY
------------------
Consolidated Statements of Cash Flows
-------------------------------------

                                                                 (In Thousands)
                                                           For The Three Months Ended
                                                          ----------------------------
                                                            March 31,        March 31,
                                                               2001            2000
                                                            ---------        --------
                                                                  (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                              $  19,900        $ 25,463
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                           18,374          17,205
       Deferred taxes                                          26,553          (2,924)
       Other changes in assets and liabilities:
          Accounts receivable                                (141,982)        (47,625)
          Accounts receivable-affiliates                            -          21,885
          Accrued utility revenue                              (2,825)        (17,633)
          Inventory                                            25,667          26,997
          Deferred gas costs                                   44,190          52,993
          Accounts payable                                    (19,922)        (19,178)
          Accrued interest                                     24,806           4,160
          Federal and state income taxes                       (8,523)         20,829
          Other                                                  (250)            127
                                                            ---------        --------
Cash provided by operating activities                         (13,512)         82,299
                                                            ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of retirements                 (13,343)        (10,472)
     Net cost of removal                                         (987)           (891)
                                                            ---------        --------
Cash used for investing activities                            (14,330)        (11,363)
                                                            ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in notes payable, net                             86,718         (16,500)
     Changes in inventory financing                           (43,200)        (31,314)
     Cash dividends paid on common and preferred stock           (274)        (22,929)
     Amortization of preferred stock issuance cost                  5               8
                                                            ---------        --------
Cash used for financing activities                             43,249         (70,735)
                                                            ---------        --------

Increase in cash and cash equivalents                          15,407             201

Cash and cash equivalents at beginning of period                3,916             172
                                                            ---------        --------

Cash and cash equivalents at end of period                  $  19,323        $    373
                                                            =========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       FORM 10-Q
                                                                          Page 6

                              BOSTON GAS COMPANY
                              ------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 2001
                                --------------


1.  ACCOUNTING POLICIES AND OTHER INFORMATION
    -----------------------------------------

    GENERAL
    -------

    The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"). It is the Company's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. All accounting policies have been applied in a manner consistent with prior periods, except for the method of accounting for depreciation and property taxes during interim periods as discussed in "Interim Period Depreciation and Property Tax Accounting". Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

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

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2000 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

    MERGER
    ------

    On November 8, 2000, KeySpan acquired all the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $774 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in an increase to equity of $170 million, net of fair value adjustments of $4 million, and the recording of a $600 million advance from KeySpan.

                                                                       FORM 10-Q
                                                                          Page 7


    SEASONAL ASPECT
    ---------------

    The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged customers during November through April are higher than those charged during May through October.


    INTERIM PERIOD DEPRECIATION AND PROPERTY TAX ACCOUNTING
    -------------------------------------------------------

    To be consistent with KeySpan accounting policies, the Company charges annual depreciation and property tax expense on an estimated basis equally throughout the year. In prior years, the Company charged depreciation and property tax expense in an amount equal to the percentage of the annual volume of firm gas throughput projected for the month, applied to the estimated annual depreciation and property tax expense.


    WORKFORCE REDUCTION PROGRAM
    ---------------------------

    As a result of the KeySpan merger, the Company has implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $6 million associated with this program. During the first quarter of 2001, payments approximating $1 million were made under this program.


    RECLASSIFICATIONS
    -----------------

    Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.

                                                                       FORM 10-Q
                                                                          Page 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS:
-------------


RESULTS OF OPERATIONS

Earnings applicable to common stock for the first quarter of 2001 were $19.6 million, a decrease of $5.4 million, or 21.6%, from the first quarter of 2000. Weather was 1% colder than normal and 10% colder than 2000.

Operating revenues in the first quarter of 2001 increased $152 million, or 61%, from 2000, principally due to increased gas costs, the colder weather, and customer growth.

Operating margin increased $5.8 million, or 5.6%, from 2000, principally due to customer growth and the colder weather.

Operations and maintenance expenses increased $2.9 million, or 8.9%, due to a higher provision for bad debts ($1.9 million) due to higher gas prices.

Depreciation and property taxes decreased $3.7 million and $1.9 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The first quarter of 2001 reflects amortization of goodwill of $4.8 million and interest and debt issuance costs of $11.9 million associated with the $600 million advance from KeySpan.

FORWARD-LOOKING INFORMATION

This report and other Company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. The Company cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations.
These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, the impact of any merger-related activities, the ability to successfully integrate operations, temperatures above or below normal, changes in economic conditions, including interest rates and fuel prices, regulatory and court decisions, developments with respect to previously-disclosed environmental liabilities and such other factors detailed from time to time in reports filed by the Company with the SEC. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and normal debt repayments.

The Company expects capital expenditures for 2001 to be approximately $92 million. Capital expenditures will be primarily for system expansion associated with customer growth and improvements to the delivery infrastructure.

                                                                       FORM 10-Q
                                                                          Page 9

                          PART II. OTHER INFORMATION
                          --------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     None.

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



                                              Boston Gas Company
                                  D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                  -----------------------------------------
                                                 (Registrant)



                                               Joseph F. Bodanza
                                               -----------------
                                    J.F. Bodanza, Senior Vice President
                                  Finance, Accounting and Regulatory Affairs
                                 (Principal Financial and Accounting Officer)


Dated: May 15, 2001
       ------------