Form 10-Q
period 2001-06-30
BOSTON GAS CO
filed 2001-08-14
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             June 30, 2001
                                           ---------------------------------

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

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------
                                                            (In Thousands)
                                                 For the                 For the
                                            Three Months Ended       Six Months Ended
                                            ------------------       ----------------
                                            June 30,   June 30,      June 30,   June 30,
                                              2001       2000          2001       2000
                                            --------   -------       --------   --------
                                                    (Predecessor)             (Predecessor)
OPERATING REVENUES                          $148,042    $93,459     $549,062     $342,057
 Cost of gas sold                             98,145     44,707      389,892      189,848
                                            --------    -------     --------     --------
 OPERATING MARGIN                             49,897     48,752      159,170      152,209

OPERATING EXPENSES:
 Operations                                   33,339     30,780       61,039       55,625
 Maintenance                                   7,760      6,424       16,056       14,632
 Depreciation and amortization                13,057     10,296       26,592       27,501
 Amortization of goodwill                      4,839          -        9,678            -
 Income taxes                                (10,200)    (2,541)       5,193       13,665
 Taxes, other than income                      5,657      4,697       12,515       13,513
                                            --------    -------     --------     --------
 Total Operating Expenses                     54,452     49,656      131,073      124,936
                                            --------    -------     --------     --------
OPERATING EARNINGS (Loss)                     (4,555)      (904)      28,097       27,273

OTHER EARNINGS, NET                               71        164          294          283
                                            --------    -------     --------     --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE       (4,484)      (740)      28,391       27,556

INTEREST EXPENSE:
 Long-term debt                                4,209      4,194        8,418        8,388
 Other, including amortization
   of debt expense                            11,582     (1,158)       20,435      (2,352)
 Less - Interest during construction            (103)      (200)        (190)        (367)
                                            --------    -------     --------     --------
 Total Interest Expense                       15,688      2,836       28,663        5,669
                                            --------    -------     --------     --------

NET EARNINGS (LOSS)                          (20,172)    (3,576)        (272)      21,887

Preferred Stock Dividends                        274        324          548          757
                                            --------    -------     --------     --------

EARNINGS(LOSS)APPLICABLE TO COMMON STOCK    $(20,446)   $(3,900)    $   (820)    $ 21,130
                                            ========    =======     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON GAS COMPANY
------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                        (In Thousands)

                                             June 30,    June 30,    December 31,
                                               2001        2000          2000
                                           -----------  ----------  ------------
                                                       (Predecessor)
ASSETS

GAS PLANT, at cost                         $  974,518   $ 966,062   $  969,429
Construction work-in-progress                  53,053      38,814       26,688
  Less-Accumulated depreciation              (405,155)   (417,389)    (388,668)
                                           ----------   ---------   ----------
       Net Plant                              622,416     587,487      607,449
                                           ----------   ---------   ----------


CURRENT ASSETS:

  Cash and cash equivalents                     1,087         317        3,916
  Accounts receivable, less reserves
    of $19,684 and $17,164 at
    June 30, 2001 and 2000,
    respectively, and $13,681 at
    December 31, 2000                         135,499      66,356      100,326
  Accounts receivable - affiliates                  -       1,764            -
  Accrued utility revenue                      11,827       5,559       71,823
  Deferred gas costs                           40,767      30,540       77,665
  Natural gas and other inventories            64,128      41,378       57,082
  Materials and supplies                        4,678       4,291        4,062
  Prepaid expenses                              1,597       2,397        1,112
                                           ----------   ---------   ----------
       Total Current Assets                   259,583     152,602      315,986
                                           ----------   ---------   ----------
OTHER ASSETS:

  Goodwill, net of amortization               762,710           -      771,089
  Deferred postretirement benefits cost        42,673      69,972       44,085
  Deferred charges and other assets            43,560      39,818       37,089
                                           ----------   ---------   ----------
       Total Other Assets                     848,943     109,790      852,263
                                           ----------   ---------   ----------
TOTAL ASSETS                               $1,730,942   $ 849,879   $1,775,698
                                           ==========   =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON GAS COMPANY
-------------------
Consolidated Balance Sheets
---------------------------
                                                                         (In Thousands)
                                                         June 30,     June 30,      December 31,
                                                           2001         2000           2000
                                                        ----------    --------      ------------
                                                                    (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding           $   51,418       $ 51,418     $   51,418
   Amounts in excess of par value                          335,439         43,233        374,376
   Retained earnings                                             -        188,151         11,884
                                                        ----------       --------     ----------
     Total Common Stockholder's Investment                 386,857        282,802        437,678
   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares
        June 30, 2001 and December 31, 2000- 682,700
        June 30, 2000 - 1,080,000, less treasury
        shares of 205,300                                   16,752         21,438         16,742
 Long-term obligations, less current portion               223,838        224,181        224,017
                                                        ----------       --------     ----------
     Total Capitalization                                  627,447        528,421        678,437
ADVANCE FROM KEYSPAN                                       650,000              -        600,000
GAS INVENTORY FINANCING                                          -         33,547              -
                                                        ----------       --------     ----------
     Total Capitalization, Advance from KeySpan
      and Gas Inventory Financing                        1,277,447        561,968      1,278,437
                                                        ----------       --------     ----------

CURRENT LIABILITIES:
  Current portion of long-term obligations                     330            703            385
  Note payable utility pool                                 81,470              -        114,843
  Note payable utility pool-gas inventory financing         57,420              -         82,307
  Notes payable                                                  -         20,300              -
  Accounts payable                                          60,556         40,329        104,657
  Accounts payable-affiliates                                6,814          8,131            686
  Accrued taxes                                              4,568          2,385          1,728
  Accrued income taxes                                       4,372         15,637         10,758
  Accrued interest                                          34,050          4,345          4,411
  Customer deposits                                          1,990          2,014          2,013
  Other                                                      3,456          1,239          2,015
                                                        ----------       --------     ----------
     Total Current Liabilities                             255,026         95,083        323,803
                                                        ----------       --------     ----------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                    105,815         76,553         80,136
  Unamortized investment tax credits                         2,977          3,819          3,398
  Postretirement benefits obligation                        49,860         75,150         50,393
  Environmental Liability                                   18,000         18,000         18,000
  Other                                                     21,817         19,306         21,531
                                                        ----------       --------     ----------
    Total reserves and deferred credits                    198,469        192,828        173,458
                                                        ----------       --------     ----------

TOTAL CAPITALIZATION AND LIABILITIES                    $1,730,942       $849,879     $1,775,698
                                                        ==========       ========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON GAS COMPANY
------------------
Consolidated Statements of Cash Flows
--------------------------------------
                                                             (In Thousands)
                                                        For The Six Months Ended
                                                       --------------------------
                                                        June 30,         June 30,
                                                          2001            2000
                                                        --------        --------
                                                                      (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings (loss)                                   $   (272)       $ 21,887
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                      36,270          27,501
       Deferred taxes                                     25,679          (2,368)
       Other changes in assets and liabilities:
          Accounts receivable                            (35,173)         (4,927)
          Accounts receivable-affiliates                       -          30,011
          Accrued utility revenue                         59,996          47,320
          Deferred gas costs                              36,898         (15,480)
          Inventory                                       (7,662)          2,902
          Accounts payable                               (37,973)         (7,640)
          Accrued interest                                29,639              (9)
          Federal and state income taxes                  (6,386)         10,094
          Other                                           (3,255)            255
                                                        --------        --------
Cash provided by operating activities                     97,761         109,546
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of retirements            (39,030)        (27,331)
     Net cost of removal                                  (2,762)         (2,428)
                                                        --------        --------
Cash used for investing activities                       (41,792)        (29,759)
                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in advance from KeySpan                      50,000               -
     Changes in notes payable                            (33,373)        (30,900)
     Changes in inventory financing                      (24,887)        (20,473)
     Dividends paid on common and preferred stock        (50,548)        (23,253)
     Purchase of preferred treasury stock                      -          (5,108)
     Amortization of preferred stock issuance cost            10              92
                                                        --------        --------
Cash used for financing activities                       (58,798)        (79,642)
                                                        --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                     (2,829)            145

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           3,916             172
                                                        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,087        $    317
                                                        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY
                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 2001
                                 -------------




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

     Effective as of June 30, 2001, an additional $50 million was advanced from KeySpan to the Company. The Company, in turn, paid a dividend of $50 million to KeySpan.


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


     INTERIM PERIOD DEPRECIATION AND PROPERTY TAX ACCOUNTING
     -------------------------------------------------------

     To be consistent with KeySpan accounting policies, the Company, beginning in 2001, charges annual depreciation and property tax expense on an estimated basis equally throughout the year. In prior years, the Company charged depreciation and property tax expense in an amount equal to the percentage of the annual volume of firm gas throughput projected for the month, applied to the estimated annual depreciation and property tax expense.


     WORKFORCE REDUCTION PROGRAM
     ---------------------------

     As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $6 million associated with this program. During the second quarter of 2001, payments approximating $0.1 million were made under this program.


     RECLASSIFICATIONS
     -----------------

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets.

     The Business Combination Statement is generally effective for combinations after June 30, 2001. The Statement of Goodwill and Other Intangible Assets is effective for the fiscal years beginning after December 15, 2001, however, for business combinations consummated after June 30, 2001, the requirements to discontinue goodwill amortization are effective upon issuance of the Statements. The first part of the annual impairment test is to be performed within six months of adopting the Statement on Goodwill and Other Intangible Assets.

     We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $19 million on an annual basis. As noted, effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested for impairment.

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2001, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

SECOND QUARTER

The seasonal net loss for the second quarter of 2001 was $20.4 million, an increase of $16.5 million, from the same period in 2000. Weather was 7.9% colder than normal and 13% warmer than 2000.

Operating revenues in the second quarter of 2001 increased $54.6 million, from the same period in 2000, principally due to higher gas prices.

Operating margin increased $1.1 million, or 2.3%, from 2000, principally due to customer growth.

Operations and maintenance expenses increased $3.9 million, or 10.5%, due to a higher provision for bad debts due to the higher gas prices and increased employee benefit costs.

Depreciation and property taxes increased $2.8 million and $0.9 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The second quarter of 2001 reflects amortization of goodwill of $4.8 million and interest and amortization of debt issuance costs of $11.8 million associated with the advance from KeySpan.


YEAR-TO-DATE


Loss applicable to common stock for the first six months of 2001 was $0.8 million, compared to earnings of $21.1 million for the first six months of 2000. Weather was 2.5% colder than normal and 3.2% colder than 2000.

Operating revenues in the first six months of 2001 increased $207 million, from 2000, principally due to higher gas prices, the colder weather, and customer growth.

Operating margin increased $7.0 million, or 4.6%, from 2000, principally due the colder weather and customer growth.

Operations and maintenance expenses increased $6.8 million, or 9.7%, due to a higher provision for bad debts due to the higher gas prices, increased employee benefit costs and increased maintenance activities.

Depreciation and property taxes decreased $0.9 million and $1.0 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The first six months of 2001 reflects amortization of goodwill of $9.7 million and interest and amortization of debt issuance costs of $24 million associated with the advance from KeySpan.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2001 capital expenditures, working capital requirements, dividend payments and debt repayments.

The Company expects capital expenditures for 2001 to be approximately $92 million. Capital expenditures will be primarily for system expansion associated with customer growth and improvements to the delivery infrastructure.

                           PART II. OTHER INFORMATION
                           --------------------------



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

          None

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



Dated:    August 14, 2001
      -------------------