Form 10-Q
period 2001-09-30
BOSTON GAS CO
filed 2001-11-14
CIK 13390

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549



          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended             September 30, 2001
                                        --------------------------------------

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

                                  617-723-5512
              --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                                      FORM 10-Q
                                                                         PAGE 2


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------
                                                                      (In Thousands)
                                                         For the                         For the
                                                    Three Months Ended               Nine Months Ended
                                                    ------------------               -----------------
                                               September 30,   September 30,   September 30,   September 30,
                                                   2001            2000            2001            2000
                                                 --------        --------        --------        --------
                                                               (Predecessor)                   (Predecessor)
OPERATING REVENUES                               $ 84,462        $ 71,399        $633,525        $413,456
 Cost of gas sold                                  47,836          34,949         437,727         224,555
                                                 --------        --------        --------        --------
 OPERATING MARGIN                                  36,626          36,450         195,798         188,901

OPERATING EXPENSES:
 Operations                                        31,644          32,616          92,684          88,326
 Maintenance                                        7,337           7,145          23,393          21,777
 Depreciation and amortization                     13,204           7,898          39,796          35,399
 Amortization of goodwill                           4,839               -          14,518               -
 Income taxes                                     (14,939)         (6,983)         (9,746)          6,682
 Taxes, other than income                           5,734           3,781          18,249          17,294
                                                 --------        --------        --------        --------
 Total Operating Expenses                          47,819          44,457         178,894         169,478
                                                 --------        --------        --------        --------
OPERATING EARNINGS (Loss)                         (11,193)         (8,007)         16,904          19,423

OTHER EARNINGS (LOSS), NET                            335             388             629             671
                                                 --------        --------        --------        --------

EARNINGS (LOSS) BEFORE INTEREST EXPENSE           (10,858)         (7,619)         17,533          20,094

INTEREST EXPENSE:
 Long-term debt                                     4,208           4,193          12,626          12,581
 Other, including amortization
   of debt expense                                 11,822          (1,100)         32,257          (3,295)
 Less - Interest during construction                 (213)           (247)           (403)           (614)
                                                 --------        --------        --------        --------
 Total Interest Expense                            15,817           2,846          44,480           8,672
                                                 --------        --------        --------        --------

NET EARNINGS (LOSS)                               (26,675)        (10,465)        (26,947)         11,422

Preferred Stock Dividends                             274             325             822           1,082
                                                 --------        --------        --------        --------

EARNINGS(LOSS)APPLICABLE TO COMMON STOCK         $(26,949)       $(10,790)       $(27,769)       $ 10,340
                                                 ========        ========        ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                         PAGE 3

BOSTON GAS COMPANY

CONSOLIDATED BALANCE SHEETS

                                                        (In Thousands)

                                            September 30,  September 30,   December 31,
                                                2001          2000           2000
                                             -----------  -----------  ------------
                                                          (Predecessor)
ASSETS
GAS PLANT, at cost                         $  975,248   $ 975,214   $  969,429
Construction work-in-progress                  80,146      46,245       26,688
  Less-Accumulated depreciation              (415,805)   (423,993)    (388,668)
                                           ----------   ---------   ----------
       Net Plant                              639,589     597,466      607,449
                                           ----------   ---------   ----------


CURRENT ASSETS:

  Cash and cash equivalents                     2,122         396        3,916
  Accounts receivable, less reserves
    of $17,215 and $12,782 at
    September 30, 2001 and 2000,
    respectively, and $13,681 at
    December 31, 2000                          76,641      42,630      100,326
  Accounts receivable - affiliates             21,030          12            -
  Accrued utility revenue                      10,621       5,853       71,823
  Deferred gas costs                           42,601      57,863       77,665
  Natural gas and other inventories            76,578      66,042       57,082
  Materials and supplies                        4,385       4,277        4,062
  Prepaid expenses                              2,125       2,600        1,112
                                           ----------   ---------   ----------
       Total Current Assets                   236,103     179,673      315,986
                                           ----------   ---------   ----------


OTHER ASSETS:

  Goodwill, net of amortization               757,870           -      771,089
  Deferred postretirement benefits cost        41,968      68,579       44,085
  Deferred charges and other assets            39,319      39,718       37,089
                                           ----------   ---------   ----------
       Total Other Assets                     839,157     108,297      852,263
                                           ----------   ---------   ----------

TOTAL ASSETS                               $1,714,849   $ 885,436   $1,775,698
                                           ==========   =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                         PAGE 4

BOSTON GAS COMPANY

CONSOLIDATED BALANCE SHEETS
                                                                            (In Thousands)
                                                         September 30,   September 30,   December 31,
                                                             2001            2000           2000
                                                          ----------        --------     ----------
                                                                          (Predecessor)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's investment -
   Common stock, $100 par value,
    514,184 shares authorized and outstanding             $   51,418        $ 51,418     $   51,418
   Amounts in excess of par value                            324,376          43,233        374,376
   (Accumulated deficit) Retained earnings                   (15,885)        177,361         11,884
                                                          ----------        --------     ----------
     Total Common Stockholder's Investment                   359,909         272,012        437,678
   Cumulative preferred stock, $1 par value,
    (liquidation preference, $25 per share)
     Authorized shares-1,200,000;
     Outstanding shares
        September 30, 2001 - 622,700
        September 30, 2000 - 1,080,000,
            less treasury shares of 205,300
        December 31, 2000- 682,700                            15,284          16,737         16,742
 Long-term obligations, less current portion                 223,659         224,017        224,017
                                                          ----------        --------     ----------
     Total Capitalization                                    598,852         512,766        678,437
Advance from KeySpan                                         650,000               -        600,000
Gas inventory financing                                            -          59,634              -
                                                          ----------        --------     ----------
     Total Capitalization, Advance from KeySpan
      and Gas Inventory Financing                          1,248,852         572,400      1,278,437
                                                          ----------        --------     ----------

CURRENT LIABILITIES:
  Current portion of long-term obligations                       330             545            385
  Note payable utility pool                                   65,597               -        114,843
  Note payable utility pool-gas inventory financing           76,028               -         82,307
  Notes payable                                                    -          45,100              -
  Accounts payable                                            82,030          42,639        104,657
  Accounts payable-affiliates                                  5,725          13,764            686
  Accrued taxes                                                5,309             510          1,728
  Accrued income taxes                                        (2,002)          5,576         10,758
  Accrued interest                                            42,705           8,578          4,411
  Customer deposits                                            1,966           1,957          2,013
  Other                                                        3,749           1,596          2,015
                                                          ----------        --------     ----------
     Total Current Liabilities                               281,437         120,265        323,803
                                                          ----------        --------     ----------

RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                                       91,985          77,748         80,136
  Unamortized investment tax credits                           2,767           3,608          3,398
  Postretirement benefits obligation                          49,815          74,286         50,393
  Environmental Liability                                     18,000          18,000         18,000
  Other                                                       21,993          19,129         21,531
                                                          ----------        --------     ----------
    Total reserves and deferred credits                      184,560         192,771        173,458
                                                          ----------        --------     ----------

TOTAL CAPITALIZATION AND LIABILITIES                      $1,714,849        $885,436     $1,775,698
                                                          ==========        ========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                         PAGE 5

BOSTON GAS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (In Thousands)
                                                        For The Nine Months Ended
                                                      ------------------------------
                                                      September 30,   September 30,
                                                           2001            2000
                                                         --------        --------
                                                                       (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings (loss)                                      $(26,947)       $ 11,422
     Adjustments to reconcile net earnings to
     cash provided by operating activities:
       Depreciation and amortization                         54,314          35,399
       Deferred taxes                                        11,849          (1,173)
       Other changes in assets and liabilities:
          Accounts receivable                                23,685          18,799
          Accounts receivable-affiliates                    (21,030)         37,396
          Accrued utility revenue                            61,202          20,828
          Deferred gas costs                                 35,064         (16,605)
          Inventory                                         (19,819)        (21,748)
          Accounts payable                                  (22,627)         (5,330)
          Accounts payable-affiliates                         5,039               0
          Accrued interest                                   38,294           4,224
          Federal and state income taxes                    (12,760)             33
          Other                                               2,095          (1,072)
                                                           --------        --------
Cash provided by operating activities                       128,359          82,173
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net of retirements               (67,826)        (44,410)
     Net cost of removal                                     (4,522)         (3,758)
                                                           --------        --------
Cash used for investing activities                          (72,348)        (48,168)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in advance from KeySpan                         50,000               -
     Changes in notes payable                               (49,246)         (6,100)
     Changes in inventory financing                          (6,279)          5,614
     Dividends paid on common and preferred stock           (50,822)        (23,578)
     Purchase of preferred treasury stock                    (1,458)         (9,933)
     Amortization of preferred stock issuance cost                -             216
                                                           --------        --------
Cash used for financing activities                          (57,805)        (33,781)
                                                           --------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                        (1,794)            224

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,916             172
                                                           --------        --------

Cash and cash equivalents at end of period                 $  2,122        $    396
                                                           ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                      FORM 10-Q
                                                                         PAGE 6

                              BOSTON GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001




1.   ACCOUNTING POLICIES AND OTHER INFORMATION

     GENERAL

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


     MERGER

     On November 8, 2000, KeySpan acquired the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances of the Company. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $774 million has been recorded as an asset and is being amortized over a period of 40 years. The push-down accounting resulted in an increase to equity of $170 million, net of fair value adjustments of $4 million, and the recording of a $600 million advance from KeySpan.

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


     WEATHER SWAP

     In October, 2001, the Company arranged a weather swap for the November 2001 through March 2002 heating season. Under this arrangement, the Company can receive or pay up to a cap of $2 million, based on the number of heating degree days above or below 4470 for this 5 month period at $5,000 per degree day.


     WORKFORCE REDUCTION PROGRAM

     As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce is workforce. In 2000, the Company recorded a merger-related liability of $6 million associated with this program. During the third quarter of 2001, payments approximating $ .2 million were made under this program.


     RECLASSIFICATIONS

     Certain prior quarter financial statement amounts have been reclassified for consistent presentation with the current year.


     RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method of accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a

                                                                      FORM 10-Q
                                                                         PAGE 8
     unit" level, and new criteria for the identification and potential amortization of other intangible assets.

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

     We are currently evaluating the impact that these Statements will have on our operations. We are currently amortizing goodwill of approximately $19 million on an annual basis. As noted, effective January 1, 2002, goodwill will no longer be subject to amortization, but instead will be tested annually for impairment.

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations.

                                                                      FORM 10-Q
                                                                         PAGE 9

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

THIRD QUARTER

The seasonal net loss for the third quarter of 2001 was $26.9 million, an increase of $16.1 million, from the same period in 2000.

Operating revenues in the third quarter of 2001 increased $13.1 million, from the same period in 2000, principally due to higher gas prices.

Operating margin increased $0.2 million from 2000.

Operations and maintenance expenses decreased $0.8 million, or 2%.

Depreciation and property taxes increased $5.3 million and $2.0 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The third quarter of 2001 reflects amortization of goodwill of $4.8 million and interest and amortization of debt issuance costs of $13.0 million associated with the advance from KeySpan.


YEAR-TO-DATE

Loss applicable to common stock for the first nine months of 2001 was $27.8 million, compared to earnings of $10.3 million for the same period in 2000. Weather was 3% colder than normal and 1.8% colder than 2000.

Operating revenues in the first nine months of 2001 increased $220 million, from 2000, principally due to higher gas prices, colder weather and customer growth.

Operating margin increased $6.9 million, or 3.6%, from 2000, principally due to the colder weather and customer growth.

Operations and maintenance expenses increased $6.0 million, or 5.4%, due to a higher provision for bad debts associated with the higher gas prices, increased employee benefit costs and higher maintenace related infrastructure costs.

Depreciation and property taxes increased $4.4 million and $0.9 million, respectively, due to the modification in the method of recording these expenses within the year as discussed under "Interim Period Depreciation and Property Tax Accounting".

The first nine months of 2001 reflects amortization of goodwill of $14.5 million and interest and amortization of debt issuance costs of $36.7 million associated with the advance from KeySpan.

                                                                      FORM 10-Q
                                                                        PAGE 10

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

                                                                      FORM 10-Q
                                                                        PAGE 11


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

         None.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                                                      FORM 10-Q
                                                                        PAGE 12

SIGNATURES


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



                                                   Boston Gas Company
                                      D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                      -----------------------------------------
                                                      (Registrant)



                                                   Joseph F. Bodanza
                                     -----------------------------------------
                                           J.F. Bodanza, Senior Vice President
                                     Finance, Accounting and Regulatory Affairs
                                    (Principal Financial and Accounting Officer)



Dated:    November 14, 2001
      ---------------------