Form 10-K405
period 2001-12-31
BOSTON GAS CO
filed 2002-04-01
CIK 13390

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                 Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate the number of shares outstanding of the registrant's class of common stock as of March 1, 2002. All common stock, 514,184 shares, are held by Eastern Enterprises.

      The registrant meets the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                               BOSTON GAS COMPANY

                                    FORM 10-K

                       Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

  Item
  ----
   No                                 Topic                                 Page
   --                                 -----                                 ----

                                     PART I

 1.  Business
     General..............................................................     1
     Markets and Competition..............................................     1
     Gas Throughput.......................................................     2
     Gas Supply...........................................................     2
     Regulation...........................................................     3
     Seasonality and Working Capital......................................     4
     Environmental Matters................................................     5
     Employees............................................................     5
 2.  Properties...........................................................     5
 3.  Legal Proceedings....................................................     5
 4.  Submission of Matters to a Vote of Security Holders..................     5
     Glossary.............................................................     6

                                  PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
     Matters..............................................................     7
 6.  Selected Financial Data..............................................     7
 7.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................     7
 7A. Quantitative and Qualitative Disclosures About Market Risk...........     9
 8.  Financial Statements and Supplementary Data..........................    10
 9.  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.................................................    10

                                 PART III

10.  Directors and Executive Officers of the Registrant...................    11
11.  Executive Compensation...............................................    11
12.  Security Ownership of Certain Beneficial Owners and Management.......    11
13.  Certain Relationships and Related Transactions.......................    11

                                  PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K......    12

                                     PART I

Item 1. Business.

General

      Boston Gas Company D/B/A KeySpan Energy Delivery New England (the "Company"), is engaged in the transportation and sale of natural gas to approximately 555,000 residential, commercial and industrial customers in Boston, Massachusetts and 73 other communities in eastern and central Massachusetts. The Company is the largest natural gas distribution company in New England and has been in business for 179 years.

      The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern"). On November 8, 2000, KeySpan Corporation ("KeySpan") acquired all of the common stock of Eastern. The transaction was accounted for as a purchase, with KeySpan being the acquiring company. Prior to this transaction, Eastern had owned Boston Gas Company since 1929. KeySpan is a registered holding company under the Public Utility Holding Company Act ("PUCHA") of 1935, as amended. As a result, its activities, as well as certain activities of its subsidiaries, including the Company, are regulated by the Securities and Exchange Commission under PUHCA.

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

      The Company offers unbundled services to all of its customers who are allowed to purchase local transportation from the Company separately from the purchase of gas supply, which the customer may buy from third-party suppliers. The Company views these third-party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The Company has also implemented programs to educate customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 2001, the Company had approximately 4,500 firm commercial and industrial transportation customers. Unbundled service to residential customers became available on November 1, 2000. While the migration of customers to transportation-only service will lower the Company's revenues, it has no impact on its operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

Markets and Competition

      The Company competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last nine years, the Company has increased its share in the total stationary energy market from 31% to 38%. This market share compares to the national level of approximately 44%, and represents a growth opportunity for the Company. However, future market share cannot be predicted with certainty and will depend on such factors as the price of competitive energy sources, the level of investment required and customer perception of relative value.

Gas Throughput

      The following table in BCF provides information with respect to the volumes of gas sold and transported by the Company during the three years 1999-2001.

                                                    Years Ended December 31,
                                                    ------------------------
                                                2001         2000         1999
                                               ------       ------       ------
Residential .............................        41.9         43.2         39.3
Commercial and industrial ...............        21.9         25.4         27.3
Off-system sales ........................         0.2          2.6          5.6
                                               ------       ------       ------
      Total sales .......................        64.0         71.2         72.2
Transportation of customer-owned gas ....        61.9         55.8         56.4
Less: Off-system sales ..................        (0.2)        (2.6)        (5.6)
                                               ------       ------       ------
      Total throughput ..................       125.7        124.4        123.0
                                               ======       ======       ======
      Total firm throughput .............       124.9        122.4        109.1
                                               ======       ======       ======

      The above table excludes the effect of the accrual method of revenue recognition as discussed in Note 1 of Notes to Consolidated Financial Statements.

      In 2001, residential customers comprised 91% of the Company's customer base, while commercial and industrial establishments accounted for the remaining 9%. Volumetrically, residential customers accounted for 34% of total firm throughput, while commercial and industrial customers accounted for 66% of total firm throughput. Approximately 69% of commercial and industrial customers' total throughput was transportation-only service. Sithe Energy, an independent power generator on the Company's system, was responsible for approximately 28% of this transportation throughput under a contract which was renewed through February, 2003.

      No customer, or group of customers under common control, accounted for 2% or more of total firm revenues in 2001.

Gas Supply

      The following table in BCF provides information with respect to the Company's sources of supply during the three years 1999-2001.

                                                     Years Ended December 31,
                                                     ------------------------
                                                 2001        2000         1999
                                                ------      ------       ------
Natural gas purchases ....................        52.3        59.6         65.9
Underground storage withdrawal ...........         6.0        12.5          9.9
Liquefied natural gas ("LNG") purchases ..         1.9         5.3          1.9
                                                ------      ------       ------
      Total source of supply .............        60.2        77.4         77.7
Company use, unbilled and other ..........         3.8        (6.2)        (5.5)
                                                ------      ------       ------
      Total sales ........................        64.0        71.2         72.2
                                                ======      ======       ======

      Year-to-year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

      The vast majority of the Company's gas supplies are transported on interstate pipeline systems to the Company's service territory pursuant to long-term contracts. Federal Energy Regulatory Commission ("FERC") approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts for the interstate pipeline companies that provide firm transportation service to the Company's service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                                                        Capacity in             Expiration
                                                                                           BCF                    Dates
                                                                                           ---                    -----
                                                                                   Daily          Annual
                                                                                   -----          ------
                      Pipeline
            ------------------------------
Algonquin Gas Transmission Company ("Algonquin").............................        0.29           86.0       2005-2012
Tennessee Gas Pipeline Company ("Tennessee").................................        0.21           77.1       2003-2012
                                                                                     ----          -----
                                                                                     0.50          163.1
                                                                                     ====          =====

      In 1999, the Company restructured its long-term capacity contracts with Tennessee Gas Pipeline. The majority of these Tennessee contracts are up for renewal in 2003. Less than 1% of the Company's capacity on Algonquin expired in 2002. In addition, the Company has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by the Company from various areas of gas production.

      The Company has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide storage capacity of 16.3 BCF and peak day deliverability of 0.18 BCF. The Company utilizes its existing transportation contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are produced by and purchased from foreign and domestic sources.

      The Company and its Massachusetts affiliates, Colonial Gas Company and Essex Gas Company, continue to operate under the portfolio management contract with El Paso Merchant Energy - Gas, L.P. This arrangement has a three-year primary term that commenced on November 1, 1999. El Paso is responsible for providing the majority of the city gate supply requirements to the three companies and managing certain of the companies' upstream capacity, underground storage and term supply contracts. The Department approved the contract in October 1999.

      Peak day firm throughput in BCF was 0.63 in 2001, 0.80 in 2000, and 0.64 in 1999. The Company provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies. Supplemental supplies include LNG and propane air, which are vaporized at points on the Company's distribution system. The Company owns propane air facilities and an LNG facility in Dorchester, Massachusetts. The Company also leases two LNG facilities sited on land owned by the Company in Salem and Lynn, Massachusetts and leases space in facilities located in Providence, Rhode Island and Everett, Massachusetts. The Company considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

Regulation

      The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannually, and based on certain criteria, monthly adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

      The Company's rates for local transportation service are governed by the five-year performance-based rate plan approved by the Department's 1996 order in D.P.U. 96-50. Under the plan, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months and reduced by a productivity factor. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million. There is a margin sharing mechanism whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. Because rates under the Plan expire on October 31, 2002, Boston Gas has represented to the DTE that by April, 2002 it will address what rate plan it will propose to succeed the Plan.

      In the Department's Order of D.P.U. 96-50, it set the productivity factor at 1.50% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed the Department's order in D.P.U. 96-50 and the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.5% to 0.5%; and 2) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the Department for further proceedings. On January 16, 2001, the Department issued its order in the remand proceeding. The order limited the maximum service quality adjustment to $1 million but imposed a 0.5 percent accumulated inefficiencies component to the productivity factor to be implemented retroactively as of November 1, 1999 thereby increasing the productivity factor from 0.5% to 1.0%. On January 30, 2001, the Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment to the Supreme Judicial Court and was granted a stay of the Department's order pending a final decision by the Court on the merits of the appeal. On March 7, 2002, the Supreme Judicial Court ruled in favor of Boston Gas Company and eliminated the accumulated inefficiencies factor of 0.5%. During the first quarter of 2002,the Company will reverse a previously recorded loss provision of approximately $4.0 million because of this favorable ruling.

      On November 1, 2001, the DTE issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002 and providing potential penalties up to two percent of distribution service revenues. These plans, and their potential penalties, will differ from the service quality plan and potential penalties incorporated in the Company's current Plan.

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

Environmental Matters

      The Company has or shares responsibility under applicable environmental law for the remediation of former manufactured gas plant operations, including former operating plants, gas holder locations and satellite disposal sites. Information with respect to the remediation of these sites may be found in Note 9 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Employees

      As of December 31, 2001, the Company had approximately 1,300 employees, 73% of whom are organized in local unions with which the Company has collective bargaining agreements. In March 2002, the Company entered into a new four-year collective bargaining agreement with the largest bargaining units representing union employees; these agreements expire in 2006.

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

      On December 31, 2001, the Company's distribution system included approximately 6,100 miles of gas mains, 440,000 services and 561,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel, which require ongoing maintenance and replacement.

      The Company's gas mains and services are usually located on public ways or private property not owned by it. In general, the Company's occupation of such property is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the Company are owned.

      In 2001, the Company's capital expenditures were approximately $112 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer growth and for productivity improvements. The Company plans to spend approximately $94 million for similar purposes in 2002.

Item 3. Legal Proceedings.

      Other than routine litigation incidental to the Company's business, there are no material pending legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of Security Holders in the fourth quarter of 2001.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      Eastern Enterprises, a wholly-owned subsidiary of KeySpan Corporation, is the holder of record of all of the outstanding common equity securities of the Company.

Item 6. Selected Financial Data.

      Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

As discussed under Note 1 of Notes to Consolidated Financial Statements, the Company became an indirect wholly-owned subsidiary of KeySpan Corporation when its parent company, Eastern Enterprises, merged with KeySpan on November 8, 2000.

Year ended December 31, 2001

Net loss applicable to common stock for 2001 was $ 31.3 million. Weather for this period was 4.5% warmer than normal. As a result of the merger, this period included a full year of amortization of goodwill of $19.4 million and interest and debt issuance costs of $49.8 million related to the $650 million advance from KeySpan.

Period from November 8, 2000 through December 31, 2000

      Weather for this period was 11% colder than normal. As a result of the merger, this period includes amortization of goodwill of $3.2 million and interest and debt issuance costs of $5.5 million related to the $600 million advance from KeySpan Corporation.

Period from January 1, 2000 through November 7, 2000

      Weather for the period was normal. This period includes merger-related expenses of approximately $23.3 million consisting primarily of separation payments to officers, payment of vested stock options and other compensation related matters associated with the KeySpan merger.

FORWARD-LOOKING INFORMATION

      Certain statements contained in this Annual Report on Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are " forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements under the captions "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interests rates; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended. For additional discussion on these risks, uncertainties and assumptions, see "Item 1. Business" and " Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" contained herein.

LIQUIDITY AND CAPITAL RESOURCES

      On November 8, 2000, KeySpan Corporate Services, a KeySpan subsidiary, became an affiliate of the Company, through the Company's transaction with KeySpan. KeySpan Corporate Services provides financing requirements to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company plus a proportional share of the administrative costs incurred in obtaining the required funds.

      As part of the merger, the Company recorded in November 2000, a $600 million advance payable to KeySpan. During 2001, a $50 million dividend was paid to KeySpan. Interest charges are equal to the interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

      The Company expects capital expenditures for 2002 to be approximately $94 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

      The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2002 capital expenditures, working capital requirements, preferred dividend payments and normal debt repayments.

OTHER MATTERS

Regulation

      The Company's operations are subject to Massachusetts statutes applicable to gas utilities. Rates for gas sales and transportation service, distribution safety practices, issuance of securities and affiliate transactions are regulated by the Department. Rates for transportation service and gas sales are subject to approval by and are on file with the Department. The Company's cost of gas adjustment clause, billed to firm sales customers, allows for the semiannually, and based on certain criteria, monthly adjustment of billing rates for firm gas sales to reflect the actual cost of gas delivered to customers, including demand charges for capacity on the interstate pipeline system. Similarly, through its local distribution adjustment clause, the Company collects the actual costs of approved energy efficiency programs and the cost of remediating former manufactured gas plant sites from all firm customers, including those purchasing gas supply from third parties.

      The Company's rates for local transportation service are governed by the five-year performance-based rate plan approved by the Department's 1996 order in D.P.U. 96-50. Under the plan, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months and reduced by a productivity factor. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million. There is a margin sharing mechanism whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. Because rates under the Plan expire on October 31, 2002, Boston Gas has represented to the DTE that by April, 2002 it will address what rate plan it will propose to succeed the Plan.

      In the Department's Order of D.P.U. 96-50, it set the productivity factor at 1.50% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed the Department's order in D.P.U. 96-50 and the Supreme Judicial Court issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.5% to 0.5%; and 2) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the Department for further proceedings. On January 16, 2001, the Department issued its order in the remand proceeding. The order limited the maximum service quality adjustment to $1 million but imposed a 0.5 percent accumulated inefficiencies component to the productivity factor to be implemented retroactively as of November 1, 1999 thereby increasing the productivity factor from 0.5% to 1.0%. On January 30, 2001, the Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment to the Supreme Judicial Court and was granted a stay of the Department's order pending a final decision by the Court on the merits of the appeal. On March 7, 2002, the Supreme Judicial Court ruled in favor of Boston Gas Company and eliminated the accumulated inefficiencies factor of 0.5%. During the first quarter of 2002, the Company will reverse a previously recorded loss provision of approximately $4.0 million because of this favorable ruling.

      On November 1, 2001, the DTE issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002 and providing potential penalties up to two percent of distribution service revenues. These plans, and their potential penalties, will differ from the service quality plan and potential penalties incorporated in the Company's current plan.

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

Environmental Matters

      The Company has or shares responsibility under applicable environmental law for the remediation of former manufactured gas plant operations, including former operating plants, gas holder locations and satellite disposal sites. Information with respect to the remediation of these sites may be found in Note 9 of Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are subject to various risk exposures and uncertainties associated with our operations. The most significant contingency involves the evolution of the gas distribution industry towards more competitive and deregulated environments. In addition, we are exposed to commodity price risk and interest risk. Set forth below is a description of these exposures and an explanation as to how we have managed and, to the extent possible, sought to reduce these risks.

REGULATORY ISSUES AND THE COMPETITIVE ENVIRONMENT

      In July 1997, the DTE directed Massachusetts gas distribution companies to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. A settlement agreement by the Local Distribution Company's ("LDC's") and the marketer group regarding model terms and conditions for unbundled transportation service was approved by the DTE in November 1998. In February 1999, the DTE issued its order on how unbundling of natural gas service will proceed. For a five year transition period, the DTE determined that LDC contractual commitments to upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas supply to the LDC's customers. The approved mandatory assignment method eliminates the possibility that the costs of upstream capacity purchased by the LDCs to serve firm customers will be absorbed by the LDC or other customers through the transition period. The DTE also found that, through the transition period, LDCs will retain primary responsibility for upstream capacity planning and procurement to assure that adequate capacity is available to support customer requirements and growth. The DTE approved the LDCs Terms and Conditions of Distribution Service that conform to the settled upon model terms and conditions. Since November 1, 2000, all Massachusetts gas customers have the option to purchase their gas supplies from third party sources other than the LDCs.

      We believe that the actions described above strike a balance among competing stakeholder interests in order to most effectively make available the benefits of the unbundled gas supply market to all customers.

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

4.1 --Indenture dated as of December 1, 1989 between the Company and The Bank of New York, Trustee (Filed as Exhibit 4.2 to the registration statement of the Company on Form S-3 (File No. 33-31869)).*

4.2 --Agreement of Registration, Appointment and Acceptance dated as of November 18, 1992 among the Company, The Bank of New York as Resigning Trustee, and The First National Bank of Boston as Successor Trustee. (Filed as an exhibit to registration statement of the Company on Form S-3 (File No. 33-31869)).*

4.3 --Utility Money Pool Agreement. (filed as an exhibit 4.3 to the Annual Report of the company on Form 10-K for the year ended December 31,2000).*

10.1 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline Company dated as of September 1, 1993 providing for transportation of approximately 94,000 dekatherms of natural gas per day (Filed as Exhibit 10.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*

10.2 --Gas Transportation Contract between the Company and Texas Eastern dated October 29, 1999 providing for transportation of approximately 48,133 dekatherms of natural gas per day. (Filed as Exhibit 10.2 to the Annual Report of the Company on Form 10-K for the year ended December 31,1999).*

10.3 --Gas Transportation Contract between the Company and Texas Eastern dated December 30, 1993 providing for transportation of approximately 32,000 dekatherms of natural gas per day. (Filed as Exhibit 10.3 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1993).*

10.4 --Gas Transportation Contract between the Company and Algonquin dated October 29, 1999 providing for transportation of approximately 45,000 dekatherms of natural gas per day. (Filed as Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.5 --Agreement between the Company and Maritimes Northeast Pipeline L.L.C. dated January 4, 1999 providing for transportation of approximately 43,200 Dekatherms of natural gas per day. (Filed Herewith).

10.6 --Gas Storage Agreement between the Company and Honeoye Storage Corporation dated October 11, 1985 providing for storage demand of 6,150 dekatherms of natural gas per day. (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K).

10.7 --Firm Gas Transportation agreement between the Company and Algonquin Gas Transmission Company dated July 27, 2000 providing for transportation of approximately 15,000 Dekatherms of natural gas per day. (Filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).*

10.8 --Gas Sales Contract between the Company and Esso Resources Canada, Limited, (now Imperial Oil of Canada, Ltd.) dated as of May 1, 1989. (Filed as Exhibit 10.12 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1989).*

10.9 --Amendment to Exhibit 10.9, Gas Sales Contract between the Company and Esso Resources (now Imperial Oil of Canada), dated as of November 12, 1997 and Bridge Agreement dated as of October 23, 1997, executed pursuant to Master Agreement dated as of November 1, 1997. (Filed as Exhibit 10.9.2 to the Annual Report of the Company on Form 10K for the year ended December 31, 1998).*

10.10 --Gas Sales Agreement between the Company and Boundary Gas, Inc., dated as of September 14, 1987; and First Amendment hereto dated as of January 1, 1990; Second Amendment thereto dated as of July 1, 1990; Third Amendment thereto dated as of 1991; Fourth Amendment thereto dated as of June 5, 1991; Fifth Amendment thereto dated as of May 4, 1993; Sixth Amendment thereto dated as of September 9, 1993; Amendment thereto dated as of March 8, 1996; and Amendment thereto dated as of August 20, 1997. (Filed as Exhibit 10.10 to the Annual Report of the Company on Form 10K for the year ended December 31, 1994).*

10.11 --Gas Sales Agreement between the Company and Alberta Northeast Gas, Ltd. dated as of February 7, 1991. (Filed as Exhibit 10.16 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*

10.12 --Amendments to Exhibit 10.12, Gas Sales Agreement between the Company and Alberta Northeast Gas, Ltd., dated as of October 1, 1992; May 5, 1993; November 27, 1995; March 14, 1996; and November
            27, 1995. (Filed as Exhibit 10.12.1 to the Annual Report of the Company on Form 10-K For the year ended December 31, 1998).*

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

10.14 --Firm Gas Transportation Agreement between the Company and Tennessee Gas Pipeline Company dated as of February 7, 1991. (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*

10.15 --Gas Transportation Contract between the Company and Algonquin dated October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per day. (Filed as Exhibit 10.15 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.16 --Gas Transportation Contract between the Company and Algonquin dated October 29, 1999 providing for transportation of approximately 96,000 dekatherms of natural gas per day. (Filed as Exhibit 10.16 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.17 --Gas Transportation Contract between the Company and Algonquin dated October 29, 1999 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.18 --Gas Transportation Contract between the Company and Algonquin dated December 1, 1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.19 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.19 --Gas Transportation Contract between the Company and Algonquin dated January 1, 1998 providing for transportation of approximately 27,000 dekatherms of natural gas per day. (Filed as Exhibit 10.20 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.20 --Gas Transportation Contract between the Company and CNG Transmission dated October 1, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.23 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.21 --Gas Storage Contract between the Company and CNG Transmission dated November 1993 providing for storage demand of 42,000 dekatherms of natural gas per day. (Filed as Exhibit 10.24 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.22 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 10,000 dekatherms of natural gas per day. (Filed as Exhibit 10.25 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.23 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 8,600 dekatherms of natural gas per day. (Filed as Exhibit 10.28 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.24 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 41,000 dekatherms of natural gas per day. (Filed as Exhibit 10.29 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.25 --Gas Storage Contract between the Company and Tennessee Gas Pipeline dated December 1, 1994 providing for storage demand of approximately 71,000 dekatherms of natural gas per day. (Filed as Exhibit 10.31 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.26 --Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1996 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.32 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.27 --Gas Transportation Contract between the Company and Texas Eastern Transmission dated December 30, 1993 providing for transportation of approximately 39,000 dekatherms of natural gas per day. (Filed as Exhibit 10.33 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.27.1 --Agreement between the Company and Texas Eastern Transmission amending Exhibits 10.27, 10.15, 10.16, 10.17, 10.29, and 10.30 dated as of October 29, 1998. (Filed as Exhibit 10.27.1 to the Annual Report of the Company on Form 10-K for the year ended December 31,
            1999).*

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

10.38 --Redacted Gas Resource Portfolio Management and Gas Sales Agreement between the Company, Colonial Gas Company, Essex Gas Company and El Paso Energy Marketing Company dated as of September 14, 1999, as amended. (Filed as Exhibit 10.1 to the Form 10-K of Eastern Enterprises for the year ended December 31, 1999.).*

10.39 --Amended and Restated Lease Agreement between Industrial National Leasing Corporation, Lessor, and Boston Gas Company, Lessee, dated as of April 30, 1999. (Filed as Exhibit 10.39 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.40 --Precedent Agreement between the Company and Algonquin Gas Transmission Company dated as of June 13, 2001 providing for transportation of approximately 20,000 Dekatherms of natural gas per day. (Filed Herewith).

10.41 --Agreement between the Company and Maritimes Northeast Gas Pipeline Limited Partnership dated June 18, 1999 providing for transportation of approximately 43,200 Dekatherms of natural gas per day. (Filed Herewith).

99.1 A Letter by the Company to the Securities and Exchange Commission regarding representations from Arthur Andersen LLP. (Filed herewith)

      There were no reports on Form 8-K filed in the Fourth Quarter of 2001.

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

                               BOSTON GAS COMPANY
                               D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                               Registrant


                                             /s/  JOSEPH F. BODANZA

                               By: _____________________________________________
                                                 Joseph F. Bodanza
                                               Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                   (Principal Financial and Accounting Officer)

Dated: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2002.

         Signature                                    Title
         ---------                                    -----

 /s/  CHESTER R. MESSER
                                                 Director and President
___________________________
     Chester R. Messer

                               BOSTON GAS COMPANY

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES (Information required by Items 8 and 14 (a) of Form 10-K)

Report of Independent Public Accountants ......................................................         F-21
Consolidated Statements of Earnings for the Year Ended December 31, 2001, the Period from
    November 8, 2000 through December 31, 2000, the Period from January 1, 2000 through
    November 7, 2000, and the Year Ended December 31, 1999 ....................................          F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000 ..................................      F-3 and F-4
Consolidated Statements of Retained Earnings and Consolidated Statements of Comprehensive
      Income for the Year Ended December 31, 2001, the Period from November 8, 2000 through
      December 31, 2000, the Period from January 1, 2000 through November 7, 2000, and the Year
      Ended December 31, 1999 .................................................................          F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2001, the Period
    from November 8, 2000 through December 31, 2000, the Period from January 1, 2000 through
    November 7, 2000, and the Year Ended December 31, 1999 ....................................          F-6
Notes to Consolidated Financial Statements ....................................................      F-7 to F-20
Interim Financial Information for the Two Years Ended December 31, 2001 (Unaudited) ...........         F-22
Schedule for the Year Ended December 31, 2001, the Period from November 8, 2000 through
    December 31, 2000, the Period from January 1, 2000 through November 7,
    2000, and the Year Ended December 31, 1999:
          Schedule II--Valuation and Qualifying Accounts ......................................         F-23

      Schedules other than that listed above have been omitted as the information has been included in the consolidated financial statements and related notes or is not applicable nor required.

                               BOSTON GAS COMPANY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             Period from         Period from
                                                              Year        November 8, 2000    January 1, 2000         Year
                                                              Ended            through             through            Ended
                                                          December 31,      December 31,         November 7,       December 31,
                                                          ------------      ------------         -----------       ------------
                                                              2001              2000                2000               1999
                                                              ----              ----                ----               ----
                                                                             (In Thousands)
                                                                                               (Predecessor)     (Predecessor)
Operating revenues ................................        $ 828,938         $ 202,842           $ 453,783         $ 592,719
Cost of gas sold ..................................          558,683           131,516             247,548           306,500
                                                           ---------         ---------           ---------         ---------
Operating margin ..................................          270,255            71,326             206,235           286,219
                                                           ---------         ---------           ---------         ---------
Operating expenses:
      Operations ..................................          127,988            20,098              99,363           117,790
      Maintenance .................................           28,968             5,161              24,304            23,037
      Depreciation and amortization ...............           52,261            10,745              39,515            45,779
      Amortization of goodwill ....................           19,439             3,226                  --                --
      Income taxes ................................           (9,056)            9,718              (3,468)           24,093
      Taxes, other than income ....................           23,570             4,557              18,918            22,042
      Merger related expenses .....................               --               101              23,347                --
                                                           ---------         ---------           ---------         ---------
            Total operating expenses ..............          243,170            53,606             201,979           232,741
                                                           ---------         ---------           ---------         ---------
Operating earnings ................................           27,085            17,720               4,256            53,478
Other earnings, net ...............................            2,775               451                 719             1,979
                                                           ---------         ---------           ---------         ---------
Earnings before interest expense ..................           29,860            18,171               4,975            55,457
                                                           ---------         ---------           ---------         ---------
Interest expense:
      Long-term debt ..............................           16,835             2,806              13,984            16,775
      Other, including amortization of debt expense           43,867             3,501              (4,017)             (240)
      Less--Interest during construction ..........             (686)             (202)               (704)             (852)
                                                           ---------         ---------           ---------         ---------
            Total interest expense ................           60,016             6,105               9,263            15,683
                                                           ---------         ---------           ---------         ---------
Net (loss) earnings ...............................          (30,155)           12,066              (4,288)           39,774
Preferred stock dividends .........................            1,096               183               1,174             1,862
                                                           ---------         ---------           ---------         ---------
(Loss) earnings applicable to common stock ........        $ (31,251)        $  11,883           $  (5,462)        $  37,912
                                                           =========         =========           =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             December 31,
                                                                                    -------------------------------
                                                                                       2001                 2000
                                                                                    -----------         -----------
                                                                                            (In Thousands)
Gas plant, at cost .........................................................        $ 1,070,610         $   969,429
Construction work-in-progress ..............................................             27,875              26,688
      Less-Accumulated depreciation ........................................           (425,163)           (388,668)
                                                                                    -----------         -----------
            Net plant ......................................................            673,322             607,449
                                                                                    -----------         -----------
Current assets:
      Cash .................................................................              3,104               3,916
      Accounts receivable, less reserves of $14,730 at December 31, 2001 and
         $13,681 at December 31, 2000 ......................................             80,663             100,326
      Accounts receivable - affiliates .....................................              8,851                  --
      Accrued utility revenue ..............................................             50,693              71,823
      Deferred gas costs ...................................................             15,670              77,665
      Natural gas and other inventories, at average cost ...................             79,544              57,082
      Materials and supplies, at average cost ..............................              3,996               4,062
      Prepaid expenses .....................................................                377               1,112
                                                                                    -----------         -----------
            Total current assets ...........................................            242,898             315,986
                                                                                    -----------         -----------
Other assets:
      Goodwill .............................................................            790,285             771,089
      Deferred postretirement benefits cost ................................             42,585              44,085
      Deferred charges and other assets ....................................             56,261              37,089
                                                                                    -----------         -----------
            Total other assets .............................................            889,131             852,263
                                                                                    -----------         -----------
            Total assets ...................................................        $ 1,805,351         $ 1,775,698
                                                                                    ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                           CONSOLIDATED BALANCE SHEETS

                         CAPITALIZATION AND LIABILITIES

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                        2001                2000
                                                                                     -----------         ----------
                                                                                             (In Thousands)
Capitalization:
   Common stockholder's investment--
      Common stock, $100 par value--
         Authorized and outstanding--514,184 shares .........................        $    51,418         $   51,418
         Amounts in excess of par value .....................................            360,575            374,377
         Retained earnings ..................................................            (19,368)            11,883
         Accumulated other comprehensive income .............................               (692)                --
                                                                                     -----------         ----------
            Total common stockholder's investment ...........................            391,933            437,678
   Cumulative preferred stock, $1 par value,
      (liquidation preference, $25 per share)--
      Authorized 1,200,000 shares; outstanding 622,700 shares at December 31,
         2001 and 682,700 at December 31, 2000 ..............................             15,289             16,742
   Long-term obligations, less current portion ..............................            223,403            224,017
                                                                                     -----------         ----------
            Total capitalization ............................................            630,625            678,437
   Advance from KeySpan .....................................................            650,000            600,000
                                                                                     -----------         ----------
            Total capitalization and advance from KeySpan ...................          1,280,625          1,278,437
                                                                                     -----------         ----------
Current liabilities:
      Current portion of long-term obligations ..............................                586                385
      Note payable utility pool .............................................            147,350            114,843
      Note payable utility pool-gas inventory financing .....................             85,401             82,307
      Accounts payable ......................................................             99,608            104,657
      Accounts payable - affiliates .........................................                 --                686
      Accrued taxes .........................................................              5,740              1,728
      Accrued income taxes ..................................................             (2,432)            10,758
      Accrued interest ......................................................             11,377              4,411
      Customer deposits .....................................................              1,884              2,013
      Other current liabilities .............................................                157              2,015
                                                                                     -----------         ----------
            Total current liabilities .......................................            349,671            323,803
                                                                                     -----------         ----------
Reserves and deferred credits:
      Deferred income taxes .................................................             73,609             80,136
      Unamortized investment tax credits ....................................              2,556              3,398
      Postretirement benefits obligation ....................................             50,901             50,393
      Environmental liability ...............................................             31,878             18,000
      Other .................................................................             16,111             21,531
                                                                                     -----------         ----------
            Total reserves and deferred credits .............................            175,055            173,458
                                                                                     -----------         ----------
            Total capitalization and liabilities ............................        $ 1,805,351         $1,775,698
                                                                                     ===========         ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                                          Period From        Period From
                                                          November 8,        January 1,
                                           Year Ended     2000 through      2000 through       Year Ended
                                          December 31,    December 31,       November 7,      December 31,
                                              2001            2000              2000              1999
                                              ----            ----              ----              ----
                                                                  (In Thousands)
                                                                           (Predecessor)     (Predecessor)
Balance at beginning of period ....        $ 11,883         $     --         $ 189,517         $ 178,857
      Net (loss) earnings .........         (30,155)          12,066            (4,288)           39,774
      Preferred Stock dividend ....          (1,096)            (183)           (1,174)           (1,862)
      Common Stock dividend .......              --               --           (22,496)          (27,252)
                                           --------         --------         ---------         ---------
Balance at end of period ..........        $(19,368)        $ 11,883         $ 161,559         $ 189,517
                                           ========         ========         =========         =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          Period From       Period From
                                                          November 8,       January 1,
                                          Year Ended      2000 through     2000 through      Year Ended
                                         December 31,     December 31,      November 7,     December 31,
                                             2001             2000             2000             1999
                                             ----             ----             ----             ----
                                                                  (In Thousands)
                                                                           (Predecessor)     (Predecessor)
Net (loss) earnings ....................   $(30,155)        $ 12,066         $  (4,288)        $  39,774
Accrued unfunded pension obligation ....     (1,065)              --                --                --
Income tax effect ......................        373               --                --                --
                                           --------         --------         ---------         ---------
Comprehensive (loss) income.............   $(30,847)        $ 12,066         $  (4,288)        $  39,774
                                           ========         ========         =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Period From     Period From
                                                                             November 8, 2000   January 1,
                                                               Year Ended         through       2000 through      Year Ended
                                                              December 31,     December 31,     November 7,      December 31,
                                                                  2001             2000             2000             1999
                                                               ---------         --------         --------         --------
                                                                                      (In Thousands)
Cash flows from operating activities:                                                           (Predecessor)    (Predecessor)
   Net (loss) earnings ................................        $ (30,155)        $ 12,066         $ (4,288)        $ 39,774
   Adjustments to reconcile net (loss) earnings to cash
      provided by operating activities:
      Depreciation and amortization ...................           71,700           13,971           39,515           45,779
      Deferred taxes ..................................          (35,895)           7,011           17,718            1,536
      Other changes in assets and liabilities:
         Accounts receivable ..........................           10,812          (61,736)          46,483          (20,815)
         Accrued utility margin .......................           21,130          (16,287)          14,029           (5,920)
         Inventory ....................................          (22,396)          18,987          (31,560)          (4,344)
         Deferred gas costs ...........................           61,995          (51,225)         (28,066)           6,420
         Accounts payable .............................           (5,735)          25,060           32,314           (1,017)
         Accrued income taxes .........................           16,178            5,249          (20,495)          (3,335)
         Other ........................................           (2,929)           3,237            4,056            6,850
                                                               ---------         --------         --------         --------
Cash provided by (used in)operating activities ........           84,705          (43,667)          69,706           64,928
                                                               ---------         --------         --------         --------
Cash flows from investing activities:
   Capital expenditures ...............................         (111,735)         (21,802)         (52,958)         (57,256)
   Net cost of removal ................................           (6,834)          (1,272)          (4,628)          (4,379)
                                                               ---------         --------         --------         --------
Cash used for investing activities ....................         (118,569)         (23,074)         (57,586)         (61,635)
                                                               ---------         --------         --------         --------
Cash flows from financing activities:
   Changes in advance from KeySpan ....................           50,000               --               --               --
   Changes in notes payable, net ......................           32,507           54,843            8,800           22,300
   Changes in inventory financing .....................            3,094           13,719           14,568            5,721
   Dividends paid on common and preferred stock .......          (51,096)            (183)         (23,670)         (29,114)
   Purchase of preferred treasury stock ...............           (1,500)              --           (9,933)          (3,000)
   Amortization of preferred stock issuance costs .....               47                4              217               94
                                                               ---------         --------         --------         --------
Cash provided by (used in) financing activities .......           33,052           68,383          (10,018)          (3,999)
                                                               ---------         --------         --------         --------
Increase (decrease) in cash ...........................             (812)           1,642            2,102             (706)
Cash at beginning of period ...........................            3,916            2,274              172              878
                                                               ---------         --------         --------         --------
Cash at end of period .................................        $   3,104         $  3,916         $  2,274         $    172
                                                               =========         ========         ========         ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
         Interest, net of amounts capitalized .........        $  75,438         $ 18,255         $     --         $ 18,462
                                                               =========         ========         ========         ========
         Income taxes .................................        $   2,489         $ (1,718)        $    115         $ 26,486
                                                               =========         ========         ========         ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               BOSTON GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

General

      Boston Gas Company (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts. The Company is a wholly-owned subsidiary of Eastern Enterprises ("Eastern") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

Basis of Presentation

      The accounting policies of the Company conform to generally accepted accounting principles and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation."

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

Merger and Goodwill

      On November 8, 2000, KeySpan acquired all of the common stock of Eastern for $64.56 per share in cash. The transaction has been accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent the fair value due to the existence of regulatory-approved rate plans based upon the recovery of historical costs and a fair return thereon. Under "push-down" accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $774 million was recorded as an asset and is being amortized over a period of 40 years (see below). The push-down accounting resulted in an increase in equity of $170 million and the recording of a $600 million advance from KeySpan. An additional $38.7 million was recorded as goodwill in finalizing the purchase price allocation, of which $36.2 million was an addition to equity.

      As prescribed by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the carrying value of goodwill is reviewed if the facts and circumstances, such as significant declines in sales, earnings or cash flows, or material adverse changes in the business climate suggest it might be impaired. If this review indicates that goodwill is not recoverable, as determined based upon the estimated undiscounted cash flows of the equity acquired, impairment would be measured by comparing the carrying value of the investment in such entity to its fair value. Fair value would be determined based on quoted market values, appraisals, or discounted cash flows. For the year ended December 31, 2001, no write-down of goodwill was determined to be necessary.

                               BOSTON GAS COMPANY

      On January 1, 2002, the Company adopted SFAS 141, " Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually. The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. The result of this analysis is not complete at this time, and the Company is unable to determine the impact this analysis may have on its results of operations or financial condition. However, a change in the measurement of the realization of goodwill could result in a significant change in its carrying value.

Regulation

      The Company is regulated as to rates, accounting and other matters by the Massachusetts Department of Telecommunications and Energy ("the Department"). Therefore, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS 71. In the event the Company determines that it no longer meets the criteria for following SFAS 71, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Management believes that this amount would approximate $79 million as of December 31, 2001. Criteria that give rise to the discontinuance of SFAS 71 include (1) increasing competition that restricts the Company's ability to establish prices to recover specific costs or (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company has reviewed these criteria and believes that the continuing application of SFAS 71 is appropriate.

      Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs that will be recovered from customers through the rate-making process. Regulatory liabilities represent probable future reductions in revenues associated with the amounts that are to be credited to customers through the rate-making process.

      The following regulatory assets were reflected in the consolidated balance sheets as of December 31:

                                                        2001               2000
                                                      -------            -------
                                                           (In Thousands)

Post-retirement benefit costs ............            $42,585            $44,085
Environmental costs ......................             35,917             18,060
                                                      -------            -------
                                                      $78,502            $62,145
                                                      =======            =======

      Regulatory liabilities total approximately $6,801,000 and $7,694,000 at December 31, 2001 and 2000 respectively, and relate to income taxes.

      As of December 31, 2001, all of the Company's regulatory assets and liabilities are reflected in rates charged or credited to customers over periods ranging from 1 to 20 years. For additional information regarding deferred income taxes, post-retirement benefit costs and environmental costs, see Notes 2, 5 and 9, respectively.

                               BOSTON GAS COMPANY

Gas Operating Revenues

      Customers are billed monthly on a cycle basis. Revenues include unbilled amounts related to the estimated gas usage that occurred from the most recent meter reading to the end of each month.

Cost of Gas Adjustment Clause and Deferred Gas Costs

      The cost of gas adjustment clause ("CGAC") requires the Company to semiannually, and based on certain criteria, monthly adjust its rates for firm gas sales in order to track changes in the cost of gas distributed, with an annual adjustment of subsequent rates for any over or under recovery of actual costs incurred. As a result, the cost of any firm gas that has been distributed but is unbilled at the end of a period is deferred by the Company to the period in which the gas is billed to customers. The Company recovers the gas cost portion of its bad debt write-offs through the CGAC. In addition, through a local distribution adjustment clause ("LDAC"), the Company is allowed to recover the amortization of environmental response costs associated with former manufactured gas plant ("MGP") sites, costs related to the Company's various conservation and load management programs, and other specified costs from the Company's firm sales and transportation customers.

Depreciation

      Depreciation is provided at rates designed to amortize the cost of depreciable property, plant and equipment over their estimated remaining useful lives. The composite depreciation rate, expressed as a percentage of the average depreciable property in service, is 5.0% for all periods presented. Amortization is provided on intangible assets, principally software, over the estimated useful life of the asset.

      Accumulated depreciation is charged with original cost and the cost of removal, less salvage value, of units retired. Expenditures for repairs, upkeep of units of property and renewal of minor items of property replaced independently of the unit of which they are a part are charged to maintenance expense as incurred.

Recent Accounting Pronouncements

      In June of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact, if any, that the Statement may have on its results of operations and financial condition.

                               BOSTON GAS COMPANY

      SFAS 144, " Accounting for the Impairment of Disposal of Long-Lived Assets," is effective January 1, 2002, and addresses accounting and reporting for the impairment of disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We currently do not anticipate that implementation of this Statement will have a significant effect on our results of operations and financial condition.

Reclassifications

      Certain prior year financial statement amounts have been reclassified for consistent presentation with the current year.

(2) Income Taxes

      For 2001, the Company will file a consolidated income tax return with KeySpan Corporation. Under the KeySpan tax sharing agreement, the allocation of the realized tax liability or benefit on the federal consolidated income tax return will be based upon separate return contributions of each company in the consolidated group to the consolidated taxable income or loss. For 1999, the period January 1 through November 7, 2000, and the period form November 8 through December 31, 2000, the Company filed a consolidated federal income tax return with Eastern Enterprises. For these periods the Company followed the policy, established for the group, of providing for income taxes payable on a separate company basis. The Company's effective income tax rate was (23.1)% in 2001, 44.6% for the period from November 8 through December 31, 2000, (44.7)% for the period from January 1 through November 7, 2000, and 38.2% in 1999. State income taxes and the nondeductibility of goodwill amortization represent the majority of the difference between the effective rate and the federal income tax rate of 35% for 2001 and for the period from November 8 through December 31, 2000 and state income taxes represent the majority of the difference for the period from January 1 through November 7, 2000 and 1999.

                               BOSTON GAS COMPANY

      A summary of the provision for income taxes is as follows:

                                                              Period from        Period from
                                            Year Ended     November 8 through  January 1 through     Year Ended
                                           December 31,       December 31,        November 7,       December 31,
                                           ------------       ------------        -----------       ------------
                                                2001              2000               2000               1999
                                              --------           ------            --------           --------
                                                                (In Thousands)
                                                                                 (Predecessor)     (Predecessor)
Current--
      Federal ......................          $ 22,378           $2,258            $(17,695)          $ 17,756
      State ........................             4,461              449              (3,491)             4,801
                                              --------           ------            --------           --------
            Total current provision             26,839            2,707             (21,186)            22,557
Deferred--
      Federal ......................           (30,198)           5,835              14,713              2,244
      State ........................            (5,697)           1,176               3,005               (708)
                                              --------           ------            --------           --------
            Total deferred provision           (35,895)           7,011              17,718              1,536
                                              --------           ------            --------           --------
Provision for income taxes .........          $ (9,056)          $9,718            $ (3,468)          $ 24,093
                                              ========           ======            ========           ========

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

      At December 31, 2001 the Company had a regulatory liability of $1,336,000 which represents the tax benefit of unamortized investment tax credits. This benefit is being passed back to customers over the lives of property giving rise to the investment credit. The Company also has a regulatory liability for excess deferred taxes being returned to customers over a 30-year period pursuant to a 1988 rate order with a balance to be refunded to customers of $5,466,000 as of December 31, 2001.

      For income tax purposes, the Company uses accelerated depreciation and shorter depreciation lives, as permitted by the Internal Revenue Code. Deferred federal and state taxes are provided for the tax effects of all temporary differences between financial reporting and taxable income. Significant items making up deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                               2001              2000
                                                                            ---------         ---------
                                                                                   (In Thousands)
Assets:
      Regulatory liabilities .......................................        $   2,718         $   3,133
      Other ........................................................           31,784            21,621
                                                                            ---------         ---------
         Total deferred tax assets .................................           34,502            24,754
                                                                            ---------         ---------
Liabilities:
      Accelerated depreciation .....................................          (85,333)          (84,533)
      Deferred gas costs ...........................................            2,604           (39,303)
      Other ........................................................          (19,752)          (12,080)
                                                                            ---------         ---------
         Total deferred tax liabilities ............................         (102,481)         (135,916)
                                                                            ---------         ---------
         Total net deferred taxes ..................................        $ (67,979)        $(111,162)
                                                                            =========         =========

Deferred income taxes are reflected in the balance sheet as follows:
   Accrued income taxes (current deferred) .........................        $   5,630         $ (31,026)
   Deferred income taxes (long-term) ...............................        $ (73,609)        $ (80,136)
                                                                            ---------         ---------
                                                                            $ (67,979)        $(111,162)
                                                                            =========         =========

                               BOSTON GAS COMPANY

      Investment tax credits are deferred and credited to income over the lives of the property giving rise to such credits. The credit to income for 2001 was $842,000, $140,000 for the period from November 8 through December 31, 2000, $702,000 for the period from January 1 through November 7, 2000, and $842,000 in 1999.

(3) Debt

Long-term Obligations

      The following table provides information on long-term obligations as of December 31:

                                                                   2001              2000
                                                                 ---------         ---------
                                                                        (In Thousands)
8.33%--9.75%, Medium-Term Notes Series A, due 2005--2022 .....   $ 100,000         $ 100,000
6.93%--8.50%, Medium-Term Notes, Series B, due 2006--2024 ....      50,000            50,000
6.80%--7.25%, Medium-Term Notes, Series C, due 2012--2025 ....      60,000            60,000
Capital lease obligations (Note 6) ...........................      13,989            14,402
Less current portion .........................................        (586)             (385)
                                                                 ---------         ---------
                                                                 $ 223,403         $ 224,017
                                                                 =========         =========

      There are no sinking fund requirements for the next three years related to the $210,000,000 of Medium-Term Notes outstanding at December 31, 2001 and none are callable prior to maturity. In 2005, $15,000,000 of 8.875% Medium-Term Notes Series A, mature. In 2006, $12,000,000 of 8.09% Medium-Term Notes Series B, mature.

      Annual maturities of capital lease obligations for 2002 through 2006 are $586,000, $840,000, $891,000, $945,000 and $ 1,003,000, respectively.

Utility Money Pool Borrowings

      KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2001, the Company had outstanding borrowings of $ 147,350,000 and $ 85,401,000 for working capital and gas inventory, respectively. Interest charged equals interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the required funds. All costs related to the gas inventory borrowings are recoverable from customers through the CGAC. The average yearly rate on these borrowings was 4.16 %.

Advance from KeySpan Corporation

      As part of the merger, the Company recorded in November 2000, a $600 million advance payable to KeySpan. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan and recorded on the books of the Company. During 2001, an additional $50 million was advanced from Keyspan. The weighted-average interest rate on these borrowings is 7.78 %. Issuance expense is charged to the Company from KeySpan equal to the actual issuance costs incurred by KeySpan on its debt borrowings. These costs are amortized over the life of the borrowings.

                               BOSTON GAS COMPANY

(4) Preferred Stock

      The Company has outstanding 622,700 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the Company's option, the annual sinking fund payment may be increased to 10%. The preferred stock is not callable prior to 2003. On September 3, 2001, the Company redeemed 60,000 shares, or 5% at $25 per share. On September 1, 2000, the Company redeemed 120,000 shares, or 10% of the outstanding shares, at $25 per share. In addition to the 120,000 shares redeemed in 2000, the Company purchased 277,300 shares on the open market which were subsequently retired.

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

                               BOSTON GAS COMPANY

      The net cost for these plans and agreements charged to expense was as follows:

Pensions

                                                                              Period from         Period from
                                                                               November 8           January 1
                                                          Year Ended            through              through          Year Ended
                                                          December 31,        December 31,          November 7,       December 31,
                                                              2001                2000                 2000               1999
                                                            --------             -------             --------           --------
                                                                                        (In Thousands)
                                                                                                  (Predecessor)       (Predecessor)
Service cost ...................................            $  2,964             $   410             $  2,272           $  2,819
Interest cost on projected benefit obligation ..              10,690               1,835                8,170              8,988
Expected return on plan assets .................             (12,701)             (2,176)             (10,698)           (12,127)
Amortization of prior service cost .............                  --                  --                1,090              1,173
Amortization of transitional obligation ........                  --                  --                  186                217
Recognized actuarial (gain)/loss ...............                  60                  --                 (821)              (760)
Settlement and curtailment gain ................                  --                  --                   --             (1,216)
                                                            --------             -------             --------           --------
Total net pension cost .........................            $  1,013             $    69             $    199           $   (906)
                                                            ========             =======             ========           ========

Health Care

                                                                              Period from         Period from
                                                                               November 8           January 1
                                                          Year Ended            through              through          Year Ended
                                                          December 31,        December 31,          November 7,       December 31,
                                                              2001                2000                 2000               1999
                                                            --------             -------             --------           --------
                                                                                      (In Thousands)
                                                                                                   (Predecessor)      (Predecessor)
Service cost ...................................            $  1,358             $   131             $    624           $    757
Interest cost on accumulated benefits obligation               6,687               1,110                4,736              5,458
Expected return on plan assets .................              (2,349)               (405)              (1,787)            (2,066)
Amortization of prior service cost .............                  --                  --                 (882)            (1,124)
Recognized actuarial (gain)/loss ...............                 636                  --                 (726)              (900)
Regulatory deferral ............................                  --                 486                4,646              5,808
                                                            --------             -------             --------           --------
Total net retiree health care cost .............            $  6,332             $ 1,322             $  6,611           $  7,933
                                                            ========             =======             ========           ========

The previous tables do not reflect retirement pension enhancements of $2,066,000 for 1999.

                               BOSTON GAS COMPANY

      The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 2001, December 31, 2000, and November 7, 2000, using actuarial measurement dates of December 31, 2001, December 31, 2000, and November 7, 2000, respectively:

                                                                       Period from          Period from
                                                                        November 8           January 1
                                                 Year Ended              through              through
                                                 December 31,          December 31,          November 7,
                                                     2001                  2000                 2000
                                                  ---------             ---------             ---------
                                                                      (In Thousands)
                                                                                            (Predecessor)
Pensions
--------
Change in benefit obligation
Balance at beginning of period .......            $ 157,285             $ 146,703             $ 131,873
Service cost .........................                2,964                   410                 2,272
Interest cost ........................               10,690                 1,835                 8,170
Plan merger ..........................                   --                    --                 6,283
Amendment ............................                4,419                    --                    --
Benefits paid ........................               (8,403)               (1,191)               (6,700)
Actuarial loss (gain).................               (4,002)                9,528                 4,805
                                                  ---------             ---------             ---------
Balance at end of period .............            $ 162,953             $ 157,285             $ 146,703
                                                  =========             =========             =========
Change in plan assets
Fair value, beginning of period ......            $ 153,328             $ 153,934             $ 154,143
Plan merger ..........................                   --                    --                 5,707
Actual return on plan assets .........               (8,968)                  585                   784
Employer contributions ...............               19,000                    --                    --
Benefits paid ........................               (8,403)               (1,191)               (6,700)
Adjustment ...........................               (4,717)                   --                    --
                                                  ---------             ---------             ---------
Fair value at end of period ..........            $ 150,240             $ 153,328             $ 153,934
                                                  =========             =========             =========
Reconciliation of funded status
Funded status ........................            $ (12,713)            $  (3,957)            $   7,231
Unrecognized actuarial loss (gain) ...                   --                11,118                (5,800)
Unrecognized transition obligation ...               33,085                    --                    --
Unrecognized prior service ...........                4,419                    --                    --
                                                  ---------             ---------             ---------
Net amount recognized for period .....            $  24,791             $   7,161             $   1,431
                                                  =========             =========             =========
Amounts recognized in balance sheet
Prepaid benefit cost .................            $  21,678             $   7,161             $   1,431
Accrued benefit liability ............               (1,998)                   --                    --
Intangible assets ....................                4,419                    --                    --
Accumulated other comprehensive income                  692                    --                    --
                                                  ---------             ---------             ---------
Net amount ...........................            $  24,791             $   7,161             $   1,431
                                                  =========             =========             =========

                               BOSTON GAS COMPANY

      The following tables set forth the change in benefit obligation and plan assets and reconciliation of funded status of Company plans and amounts recorded in the Company's balance sheet as of December 31, 2001, December 31, 2000 and November 7, 2000, using actuarial measurement dates of December 31, 2001, December 31, 2000, and November 7, 2000, respectively:

                                                                   Period from          Period from
                                                                    November 8           January 1
                                              Year Ended             through              through
                                              December 31,         December 31,          November 7,
                                                  2001                 2000                 2000
                                               ---------             --------             --------
                                                                  (In Thousands)
                                                                                        (Predecessor)
Health Care
-----------

Change in benefit obligation
Balance at beginning of period .........       $  87,440             $ 78,452             $ 78,223
Service cost ...........................           1,358                  131                  623
Interest cost ..........................           6,686                1,110                4,736
Plan participant contribution ..........              21                   --                   --
Benefits paid ..........................          (6,488)                (467)              (5,135)
Actuarial loss .........................          11,860                8,214                    5
                                               ---------             --------             --------
Balance at end of period ...............       $ 100,877             $ 87,440             $ 78,452
                                               =========             ========             ========
Change in plan assets
Fair value, beginning of period ........       $  27,432             $ 28,600             $ 25,220
Actual return on plan assets ...........             783               (1,168)               3,380
Employer contributions .................           5,947                  467                5,135
Benefits paid ..........................          (6,488)                (467)              (5,135)
Plan participant contribution ..........              21                   --                   --
                                               ---------             --------             --------
Fair value at end of period ............       $  27,695             $ 27,432             $ 28,600
                                               =========             ========             ========
Reconciliation of funded status
Funded status ..........................       $ (73,182)            $(60,008)            $(49,852)
Unrecognized actuarial loss (gain)......          22,577                9,788              (23,100)
                                               ---------             --------             --------
Net amount recognized for period .......       $ (50,605)            $(50,220)            $(72.952)
                                               =========             ========             ========
Amounts recognized in balance sheet
Accrued benefit liability ..............       $ (50,605)            $(50,220)            $(72,952)
                                               =========             ========             ========

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

                               BOSTON GAS COMPANY

      Following are the weighted-average assumptions used in developing the projected benefit obligation:

                                                           Period from      Period from
                                                            November 8       January 1
                                            Year Ended       through          through         Year Ended
                                           December 31,    December 31,     November 7,       December 31,
                                               2001            2000             2000              1999
                                           ------------    ------------     -----------       ------------
                                                                           (Predecessor)      (Predecessor)
Discount rate............................      7.0%             7.0%             7.5%              7.5%
Return on plan assets....................      8.5%             8.5%             8.5%              8.5%
Increase in future compensation..........      4.0%             5.0%             5.0%           4.0 - 4.5%
Health care inflation trend..............   5.0 - 10.0%         8.0%             8.0%           8.0 - 10.0%

      The health care inflation rate for 2002 is assumed to be 10%. The rate is assumed to decrease gradually to 5% in 2009 and remain at that level thereafter. A one-percentage-point increase or decrease in the assumed health care trend rate for 2001 would have the following effects:

                                                              One-                One-
                                                           Percentage-         Percentage-
                                                         Point Increase      Point Decrease
                                                         --------------      --------------
                                                                   (In Thousands)
Service cost and interest cost components.............      $   586            $   (535)
Post-retirement benefit obligation....................      $ 6,468            $ (6,035)

Unfunded Pension Obligations

At December 31, 2001, accumulated benefit obligations were in excess of pension assets. Pursuant to FAS 87 "Employers' Accounting for Pensions", the Company was required to record an additional $5.1 million minimum liability for this unfunded pension obligation. As allowed for under current accounting guidelines, this accrual can be offset by a corresponding debit to a long-term asset up to the amount of accumulated unrecognized prior service costs. Any remaining amount is to be recorded as a direct charge to equity. Therefore, at year-end, the Company recorded a $4.4 million debit in Deferred Charges Other and a $0.7 million debit in Accumulated Other Comprehensive Income. In December 2002, we will re-measure the accumulated benefit obligations and pension assets, and adjust the accrual and deferrals as appropriate.

(6) Leases

      The Company leases certain facilities and equipment under long-term leases which expire on various dates through the year 2016. Total rentals charged to income under all lease agreements were $7,425,000 in 2001, $2,247,000 for the period November 8 through December 31, 2000, $8,685,000 for the period January 1 through November 7, 2000, and $9,846,000 in 1999. The Company has capitalized leases for two LNG facilities. A summary of property held under capital leases as of December 31 is as follows:

                                                      2001                 2000
                                                    -------              -------
                                                           (In Thousands)
LNG Facilities ...............................      $14,834              $14,834
Buildings ....................................           --                6,000
                                                    -------              -------
                                                    $14,834              $20,834
Less--Accumulated depreciation ...............          845                6,432
                                                    -------              -------
Total Capital Leases .........................      $13,989              $14,402
                                                    =======              =======

                               BOSTON GAS COMPANY

      In April 1999, the Company entered into a 15 year lease agreement for the LNG facilities located in Salem and Lynn, Massachusetts. The facilities had previously been leased by the Company's subsidiary, Mass LNG, which became inactive in 1999.

      Under the terms of SFAS 71, the timing of expense recognition on capitalized leases conforms with regulatory rate treatment. The Company has included the rental payments on its financing leases in its cost of service for rate purposes.

      The Company also has various operating lease agreements for office facilities and other equipment. The remaining minimum rental commitment for these and all other noncancellable leases, including the financing leases, at December 31, 2001 is as follows:

                                                                              Capital           Operating
Year                                                                           Leases            Leases
----                                                                           ------            ------
                                                                                   (In Thousands)
2002.....................................................................     $  1,378           $ 6,394
2003.....................................................................        1,584             5,535
2004.....................................................................        1,584             4,554
2005.....................................................................        1,584             3,600
2006.....................................................................        1,584             2,844
Later Years..............................................................       11,880            31,718
                                                                              --------           -------
Total minimum lease payments.............................................     $ 19,594           $54,645
                                                                                                 =======
Less--Amount representing interest and executory costs...................       (5,605)
                                                                              --------
Present value of minimum lease payments on capital leases................     $ 13,989
                                                                              ========

(7) Fair Values of Financial Instruments

      The following methods and assumptions were used to estimate the fair values of financial instruments:

      Cash--The carrying amounts approximate fair value.

      Short-term Debt--The carrying amounts of the Company's short-term debt, including notes payable and gas inventory financing, approximate their fair value.

      Long-term Debt--The fair value of long-term debt is estimated based on currently quoted market prices.

      Preferred Stock--The fair value of the preferred stock is based on currently quoted market prices.

      The carrying amounts and estimated fair values of the Company's long-term debt and preferred stock at December 31, 2001 and 2000 are as follows:

                                                         2001                                 2000
                                             ---------------------------             ------------------------
                                             Carrying                                Carrying
                                              Amount          Fair Value              Amount        Fair Value
                                             --------         ----------             --------       ---------
                                                                        (In Thousands)
Long-term debt.........................      $223,989          $229,499              $224,402        $229,138
Preferred stock........................      $ 15,289          $ 15,209              $ 16,742        $ 13,203

                               BOSTON GAS COMPANY

(8) Related Party Transactions

      In 2001, the Company was charged $37,333,000 by KeySpan Corporate Services for services, which included costs associated with: executive and administrative, corporate affairs, customer services, environmental services, financial services (including accounting, auditing, risk management, tax, treasury/finance), human resources, information technology, legal, materials management and purchasing, and strategic planning.

      KeySpan Corporate Services also purchases and/or develops and implements software and purchases hardware which are or will be used by the Company. Capital costs charged to the Company for these technology assets totaled $21,762,000 during 2001.

      The Company paid Eastern $833,000 for the period November 8 through December 31, 2000, $4,167,000 for the period January 1 through November 7, 2000, and $4,500,000 in 1999 for legal, tax and corporate services rendered.

      The Company paid $775,000 in 2001, $129,000 for the period November 8 through December 31, 2000, $646,000 for the period January 1 through November 7, 2000, and $775,000 annually in 1999 to lease an operations center from an affiliated company.

      On November 8, 2000, KeySpan Corporate Services became an affiliate of the Company, through Eastern's merger with KeySpan. KeySpan Corporate Services provides financing to the Company for working capital and gas inventory through the Company's participation in a Utility Money Pool. At December 31, 2001, the Company had outstanding borrowings of $147,350,000 and $85,401,000 for working capital and fuel inventory, respectively. In 2001, the Company was charged by KeySpan Corporate Services $4,830,000 and $2,466,000 for interest on working capital and fuel inventory borrowings, respectively. At December 31, 2000, the Company had outstanding borrowings of $114,843,000 and $82,307,000 for working capital and fuel inventory, respectively. In 2000, the Company expensed $868,000 and $811,000 for interest on these working capital and gas inventory borrowings, respectively. Interest charged is equal to actual interest incurred by KeySpan Corporate Services to borrow funds to meet the needs of the Company, plus a proportional share of the administrative costs incurred in obtaining the funds to meet the combined short-term borrowing requirements of the members of the Utility Pool Agreement.

      As of December 31, 2001, $650 million in advances were recorded on the books of the Company from KeySpan Corporation. During 2001, an additional $50 million had been advanced from KeySpan. A $50 million dividend was than paid to KeySpan and charged against "Amounts in excess of par value." In 2001, the Company was charged by KeySpan Corporation $48,609,000 and $1,225,000 for interest and debt issuance costs, respectively. In 2000, the Company expensed $5,504,000 for interest and debt issuance costs on this advance. Interest charged is equal to actual interest incurred by KeySpan Corporation on such advances by KeySpan Corporation. Issuance expense is charged to the Company from KeySpan Corporation equal to the actual issuance costs incurred by KeySpan Corporation on such advances. These costs are amortized over the life of the borrowings.

(9) Environmental Matters

      The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. The Company may have or

                               BOSTON GAS COMPANY
share responsibility under applicable environmental laws for the remediation of 19 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. The Company also may have or share responsibility for the remediation of one non-MGP site. The Company has estimated its potential share of the costs of investigating and remediating the former MGP related sites and the non-MGP site in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company estimates the remaining cost of its MGP-related environmental cleanup activities will be $31.9 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. However, there can be no assurance that actual costs will not vary considerably from these estimates. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

      The Company is aware of 31 other former MGP related sites within its service territory. The NEES subsidiary has provided full indemnification to the Company with respect to eight of the 31 sites. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these sites. No notice of responsibility has been issued to the Company for these sites from any governmental environmental authority.

      By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.0 million, reflecting a negotiated settlement with an insurance carrier for MGP-related environmental expense indemnity, and a regulatory asset of $28.9 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. In light of the indemnity agreement with the NEES subsidiary, the Department rate order on MGP-related cost recovery, and the expected cost of remediating the non-MGP site, the Company believes that it is not probable that actual costs will materially affect its financial condition or results of operations.

(10) Workforce Reduction Program

      As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce the workforce. In 2000, The Company recorded a liability of $6 million associated with this severance program. During the year ended December 31, 2001, the Company reduced this liability by $3.3 million as a result of lower than anticipated costs per employee and recorded a corresponding reduction to Goodwill. This severance program is targeted to reduce the workforce by 80 employees and will continue through 2002. At December 31, 2001, the Company paid $1.3 million for these programs and had a remaining liability of $1.4 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boston Gas Company:

      We have audited the accompanying consolidated balance sheets of Boston Gas Company (a Massachusetts Corporation and an indirect wholly-owned subsidiary of KeySpan Corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, retained earnings, comprehensive income and cash flows for the year ended December 31, 2001, the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, and the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Gas Company and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year ended December 31, 2001, the period from November 8, 2000 through December 31, 2000, the period from January 1, 2000 through November 7, 2000, and the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP

New York, New York
February 4, 2002

                               BOSTON GAS COMPANY

                          INTERIM FINANCIAL INFORMATION
              For the Two Years Ended December 31, 2001 (Unaudited)

                                                                          Three Months Ended
                                                      ------------------------------------------------------------
                                                      March 31         June 30          Sept. 30          Dec. 31
                                                      --------        ---------         --------         ---------
                                                                            (In Thousands)
2001
Operating revenues ...........................        $401,020        $ 148,042         $ 84,462         $ 195,414
Operating margin .............................        $109,273        $  49,897         $ 36,626         $  74,459
Operating earnings (loss) ....................        $ 32,652        $  (4,555)        $(11,193)        $  10,181
Net earnings (loss) applicable to common stock        $ 19,626        $ (20,446)        $(26,949)        $  (3,482)

                                                                                      Period from     Period from
                                                Three Months Ended                     October 1       November 8
                                   ----------------------------------------------       through          through
                                      March 31        June 30         Sept. 30         November 7        Dec. 31
                                   (Predecessor)   (Predecessor)    (Predecessor)    (Predecessor)     -----------
                                   -------------   -------------    -------------    -------------
                                                                    (In Thousands)
2000
Operating revenues ...........        $248,598        $ 93,459         $ 71,399         $ 40,327         $202,842
Operating margin .............        $103,457        $ 48,752         $ 36,450         $ 17,576         $ 71,326
Operating earnings (loss) ....        $ 28,177        $   (904)        $ (8,007)        $(15,010)        $ 17,720
Net earnings (loss) applicable
 to common stock .............        $ 25,030        $ (3,900)        $(10,790)        $(15,802)        $ 11,883

      In the opinion of management, the quarterly financial data includes all adjustments, unless otherwise noted in the accompanying footnotes, consisting only of normal recurring accruals, necessary for a fair presentation of such information.

                                                                     SCHEDULE II

                               BOSTON GAS COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)

                                                                                         Additions
                                                                                         ---------
                                                                                                                Net
                                                                      Balance at    Charged      Charged     Deductions   Balance at
                                                                       Beginning   (Credited)    to Other       from          End
                         Description                                   Of Period   to Income     Accounts     Reserves     Of Period
          ------------------------------------------                   ---------   ---------     --------     --------     ---------

                                For the Year Ended December 31, 2001

Reserves for doubtful accounts .....................................    $13,681    $  11,192     $      --    $  10,143     $14,730
                                                                        =======    =========     =========    =========     =======
Reserve self-insurance .............................................    $ 2,891    $     675     $      --    $   2,723     $   843
                                                                        =======    =========     =========    =========     =======
Reserve for environmental expenses .................................    $18,000    $      --     $  13,878    $      --     $31,878
                                                                        =======    =========     =========    =========     =======

      For the Period From November 8, 2000 Through December 31, 2000

Reserves for doubtful accounts .....................................    $12,329    $   2,687     $      --    $   1,335     $13,681
                                                                        =======    =========     =========    =========     =======
Reserve self-insurance .............................................    $ 2,901    $     250     $      --    $     260     $ 2,891
                                                                        =======    =========     =========    =========     =======
Reserve for environmental expenses .................................    $18,000    $      --     $      --    $      --     $18,000
                                                                        =======    =========     =========    =========     =======

       For the Period From January 1, 2000 Through November 7, 2000
                               (Predecessor)

Reserves for doubtful accounts .....................................    $14,816    $   7,761     $      --    $  10,248     $12,329
                                                                        =======    =========     =========    =========     =======
Reserve self-insurance .............................................    $ 3,913    $   1,616     $      --    $   2,628     $ 2,901
                                                                        =======    =========     =========    =========     =======
Reserve for environmental expenses .................................    $18,000    $      --     $      --    $      --     $18,000
                                                                        =======    =========     =========    =========     =======

                   For the Year Ended December 31, 1999
                               (Predecessor)

Reserves for doubtful accounts .....................................    $15,651    $  10,975     $      --    $  11,810     $14,816
                                                                        =======    =========     =========    =========     =======
Reserve self-insurance .............................................    $ 2,964    $   2,829     $      --    $   1,880     $ 3,913
                                                                        =======    =========     =========    =========     =======
Reserve for environmental expenses .................................    $18,750    $      --     $      --    $     750     $18,000
                                                                        =======    =========     =========    =========     =======