Form 10-Q
period 2002-03-31
BOSTON GAS CO
filed 2002-05-15
CIK 13390

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_______________to____________


                         Commission File Number 2-23416

                                                -------

                               BOSTON GAS COMPANY

                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MASSACHUSETTS                           04-1103580
                ---------------                         ------------
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

                                                                       FORM 10-Q
                                                                          Page 2

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY ("Company")

Statement of Earnings

---------------------

                                                                                                Unaudited
                                                                                              (In Thousands)

                                                                                        For the Three Months Ended

                                                                                        --------------------------
                                                                                    March 31,                  March 31,
                                                                                      2002                       2001
                                                                                    ---------                  ---------
OPERATING REVENUES                                                                   $244,291                  $401,020
    Cost of gas sold                                                                  133,487                   291,747
                                                                                      -------                  --------
    Operating Margin                                                                  110,804                   109,273

OPERATING EXPENSES:

    Operations                                                                         24,016                    27,700
    Maintenance                                                                         9,516                     8,296
    Depreciation and amortization                                                      14,378                    13,535
    Amortization of goodwill                                                                -                     4,839
    Income taxes                                                                       15,895                    15,393
    Taxes, other than income                                                            5,460                     6,858
                                                                                     --------                  --------
    Total Operating Expenses                                                           69,265                    76,621
                                                                                     --------                  --------
OPERATING EARNINGS                                                                     41,539                    32,652

OTHER EARNINGS, NET                                                                       302                       223
                                                                                     --------                  --------

EARNINGS BEFORE INTEREST EXPENSE                                                       41,841                    32,875

INTEREST EXPENSE:

    Long-term debt                                                                      4,197                     4,209
    Other, including amortization
      of debt expense                                                                  12,330                     8,853
    Less - Interest during construction                                                  (198)                      (87)
                                                                                     --------                   -------
    Total Interest Expense                                                             16,329                    12,975
                                                                                    ---------                   --------

NET EARNINGS                                                                           25,512                    19,900

Preferred Stock Dividends                                                                 250                       274
                                                                                     --------                  --------

EARNINGS APPLICABLE TO COMMON STOCK                                                  $ 25,262                  $ 19,626
                                                                                     ========                  ========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 3

Boston Gas Company

------------------

Balance Sheets

--------------


                                                                                            Unaudited
                                                                                          (In Thousands)

                                                                         March 31,           March 31,           December 31,
                                                                          2002                 2001                  2001
                                                                       -----------          -----------          ------------

ASSETS

GAS PLANT, at cost                                                       $ 1,070,750            $967,207          $ 1,070,610
Construction work-in-progress                                                 46,465              36,257               27,875
     Less-Accumulated depreciation                                          (437,688)           (395,449)            (425,163)
                                                                           ---------            --------            ---------
             Net Plant                                                       679,527             608,015              673,322
                                                                           ---------            --------            ---------


CURRENT ASSETS:

     Cash and cash equivalents                                                18,739              19,323                3,104
     Accounts receivable, less reserves
        of $15,742 and $19,978 at
        March 31, 2002 and 2001,
        respectively, and $14,730 at
        December 31, 2001                                                    119,911             198,685               80,663
     Accounts receivable - affiliates                                              -              43,623                8,851
     Accrued utility revenue                                                  33,320              74,648               50,693
     Deferred gas costs                                                       17,884              33,475               15,670
     Natural gas and other inventories                                        54,689              31,079               79,544
     Materials and supplies                                                    4,249               4,398                3,996
     Prepaid expenses                                                            964               1,887                  377
                                                                           ---------            --------            ---------
             Total Current Assets                                            249,756             407,118              242,898
                                                                           ---------            --------            ---------


OTHER ASSETS:

     Goodwill                                                                790,285             767,550               790,285
     Deferred postretirement benefits cost                                    42,827              43,379                42,585
     Deferred environmental                                                   35,530              18,333                35,096
     Deferred charges and other assets                                         5,234              20,611                21,165
                                                                           ---------            --------             ---------
             Total Other Assets                                              873,876             849,873               889,131
                                                                           ---------            --------             ---------

TOTAL ASSETS                                                              $1,803,159          $1,865,006            $1,805,351
                                                                          ==========          ==========            ==========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 4
Boston Gas Company

------------------

Balance Sheets

--------------

                                                                                                   Unaudited
                                                                                                 (In Thousands)
                                                                               March 31,            March 31,        December 31,
                                                                                 2002                 2001               2001
                                                                         -------------------  -------------------  -----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:

    Common stockholder's investment -
      Common stock, $100 par value,
        514,184 shares authorized and outstanding                               $   51,418              $51,418          $  51,418
      Amounts in excess of par value                                               360,575              374,377            360,575
      Retained earnings                                                              5,894               31,509            (19,368)
      Accumulated other comprehensive income                                          (692)                   -               (692)
                                                                                ----------           ----------          ---------
          Total Common Stockholder's Investment                                    417,195              457,304            391,933
      Cumulative preferred stock, $1 par value,
        (liquidation preference, $25 per share)
          Authorized shares-1,200,000;
          Outstanding shares-622,700 at
          March 31, 2002, and 682,700 at
          March 31, 2001 and December 31, 2001                                      15,295               16,747             15,289
    Long-term obligations, less current portion                                    222,990              223,838            223,403
                                                                                ----------           ----------          ---------
          Total Capitalization                                                     655,480              697,889            630,625
    Advance from KeySpan                                                           650,000              600,000            650,000
                                                                                ----------           ----------          ---------
          Total Capitalization and Advance                                       1,305,480            1,297,889          1,280,625
                                                                                ----------           ----------          ---------

CURRENT LIABILITIES:

     Current portion of long-term obligations                                          815                  330                586
     Note payable utility pool                                                     121,920              201,561            147,350
     Note payable utility pool-gas inventory financing                              64,029               39,107             85,401
     Accounts payable                                                               51,563               74,782             99,608
     Accounts payable-affiliates                                                    54,559               10,639                  -
     Accrued taxes                                                                   6,082                4,254              5,740
     Accrued state income taxes                                                        340                2,235             (2,432)
     Accrued interest                                                               19,909               29,217             11,377
     Customer deposits                                                               1,863                2,024              1,884
     Other current liabilities                                                         504                2,856                157
                                                                                ----------           ----------          ---------
          Total Current Liabilities                                                321,584              367,005            349,671
                                                                                ----------           ----------          ---------

OTHER LIABILITIES:

     Deferred income taxes                                                          77,299              107,189             73,609
     Unamortized investment tax credits                                              2,345                3,187              2,556
     Postretirement benefits obligation                                             51,873               50,158             50,901
     Environmental liability                                                        31,796               18,000             31,878
     Other                                                                          12,782               21,578             16,111
                                                                                ----------           ----------          ---------
        Total Other Liabilities                                                    176,095              200,112            175,055
                                                                                ----------           ----------          ---------

TOTAL CAPITALIZATION AND LIABILITIES                                            $1,803,159           $1,865,006         $1,805,351
                                                                                ==========           ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 5


Boston Gas Company

Statement of Cash Flows


                                                                                                               Unaudited
                                                                                                           (In Thousands)

                                                                                                     For The Three Months Ended

                                                                                                     --------------------------
                                                                                                   March 31,             March 31,
                                                                                                    2002                    2001
                                                                                                 ---------               ---------

Cash flows from operating activities:

     Net earnings                                                                                   $25,512               $19,900
         Adjustments to reconcile net earnings to
         cash provided by operating activities:
              Depreciation and amortization                                                          14,378                18,374
              Deferred taxes                                                                          3,690                26,553
              Other changes in assets and liabilities:
                  Accounts receivable                                                               (30,397)             (141,982)
                  Accrued utility revenue                                                            17,373                (2,825)
                  Deferred gas costs                                                                 (2,214)               44,190
                  Inventories                                                                        24,602                25,667
                  Accounts payable                                                                    6,514               (19,922)
                  State income taxes                                                                  2,772                (8,523)
                  Accrued interest                                                                    8,532                24,806
                  Other                                                                              12,701                   250
                                                                                                   --------              --------
Cash provided by (used for) operating activities                                                     83,463               (13,512)
                                                                                                   --------              ---------

Cash flows from investing activities:

          Capital expenditures, net of retirements                                                  (19,159)              (13,343)
          Net cost of removal                                                                        (1,623)                 (987)
                                                                                                   --------              --------
Cash used for investing activities                                                                  (20,782)              (14,330)
                                                                                                   --------              --------

Cash flows from financing activities:

          (Repayments to) proceeds from note payable-utility pool                                   (25,430)                86,718
          (Repayments to) note payable - inventory financing                                          (21,372)             (43,200)
          Cash dividends paid on preferred stock                                                       (250)                  (274)
          Amortization of preferred stock issuance cost                                                   6                      5
                                                                                                   --------                -------
Cash (used for) provided by financing activities                                                    (47,046)                43,249
                                                                                                   --------                -------

Increase in cash and cash equivalents                                                                15,635                 15,407

Cash and cash equivalents at beginning of period                                                      3,104                  3,916
                                                                                                   --------               --------

Cash and cash equivalents at end of period                                                         $ 18,739               $ 19,323
                                                                                                   ========               ========


The accompanying notes are an integral part of these financial statements.

                                                                       FORM 10-Q
                                                                          Page 6


                               BOSTON GAS COMPANY

                               ------------------

                          NOTES TO FINANCIAL STATEMENTS

                          -----------------------------

                                 MARCH 31, 2002

                                 --------------

1.   ACCOUNTING POLICIES AND OTHER INFORMATION
     -----------------------------------------

     General

     -------

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2001 Annual Report filed on Form 10-K with the Securities and Exchange Commission. The December 31, 2001 financial statement information has been derived from the 2001 audited financial statements.

     Merger and Goodwill

     -------------------

     On November 8, 2000, KeySpan acquired all the common stock of Eastern for $64.56 per share in cash. The transaction was accounted for using the purchase method of accounting for business combinations. The purchase price was allocated to the net assets acquired of Eastern and its subsidiaries based upon their fair value. The historical cost basis of the Company's assets and liabilities, with minor exceptions, was determined to represent fair value due to the existence of regulatory-approved rate plans that are based upon the recovery of historical costs and a fair return thereon. Under push-down accounting, the excess of the purchase price over the fair value of the Company's net assets acquired, or goodwill, of approximately $813 million was recorded as an asset and was amortized based on a 40-year period, through December 31, 2001.

                                                                       FORM 10-Q
                                                                          Page 7
     Recent Accounting Pronouncements

     --------------------------------

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

     The annual impairment test is to be performed within six months of adopting SFAS 142 with any resulting impairment reflected as either a change in accounting principle, or a charge to operations in the financial statements. We have completed our analysis for the Company, determining that no impairment exists.

     For the three months ended March 31, 2001, goodwill amortization of $4.8 million was recorded. As required by SFAS 142, below is a reconciliation of reported net income for the three months ended March 31, 2001 and pro-forma net income, for the same period, adjusted for the discontinuance of goodwill amortization.

      --------------------------------------------------------------------------------------
                                             Three Months            Three Months
                                             Ended                   Ended
                                             March 31, 2002          March 31, 2001
      --------------------------------------------------------------------------------------

      Earnings applicable to common stock    $25,262                 $19,626

        Add back: goodwill amortization            -                 $ 4,839
      --------------------------------------------------------------------------------------

      Adjusted net income                    $25,262                 $24,465
      --------------------------------------------------------------------------------------

     In July of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement may have on our results of operations and financial condition.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on our results of operations and financial condition.

                                                                       FORM 10-Q
                                                                          Page 8

     Seasonal Aspect

     ---------------

     The amount of the Company's natural gas firm throughput for purposes of space heating is directly related to temperature conditions. Consequently, there is less gas throughput during the summer months than during the winter months. In addition, under its seasonal rate structure, the rates charged to customers during November through April are higher than those charged during May through October.

     Workforce Reduction Program

     ---------------------------

     As a result of the KeySpan merger, the Company implemented a severance program in an effort to reduce its workforce. In 2000, the Company recorded a liability of $6 million associated with this severance program. During the year ended December 31, 2001, the Company had paid $1.3 million for this program and had reduced this liability by $3.3 million as a result of lower than anticipated costs per employee, recording a corresponding reduction to Goodwill. This severance program is targeted to reduce the workforce by 80 employees and will continue through 2002. During the first quarter of 2002, no payments were made for these programs leaving a remaining liability of $1.4 million.

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

                                                                       FORM 10-Q
                                                                          Page 9

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------------------------------------------------------------------------------
OF OPERATIONS:
--------------

RESULTS OF OPERATIONS

Earnings applicable to common stock for the first quarter of 2002 were $25.3 million, an increase of $5.6 million, or 29%, from the first quarter of 2001. Weather was 16% warmer than normal and 8% warmer than 2001.

Operating revenues in the first quarter of 2002 decreased $157 million, or 39%, from 2001, principally due to decreases in the cost of gas charged to customers. The effect of warmer weather was offset by customer growth and a $4 million increase to earnings and margin due to the positive ruling in the Massachusetts Department of Telecommunications and Energy ("Department") lawsuit as discussed in Part II.

Operating margin increased $1.5 million, or 1.4%, from 2001, due to the favorable ruling regarding the Department's lawsuit, as described above, offset by the impact of warmer weather.

Operations and maintenance expense decreased $2.5 million, or 6.8%, principally due to the decrease in bad debt expense as a result of lower revenues.

In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. The first quarter of 2001 reflects amortization of goodwill of $4.8 million.

Interest expense increased $4 million or 26% as a result of lower regulatory interest income due to decreased deferred gas costs, somewhat offset by lower interest rates and lower borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that projected cash flow from operations, in combination with currently available resources, is sufficient to meet 2002 capital expenditures, working capital requirements, preferred dividend payments and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $113 million and cost of removal to be approximately $5 million. Actual capital expenditures for the first quarter were $19 million and cost of removal was $2 million. Capital expenditures will be largely for system expansion to meet customer growth and improvements to the distribution system.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; available sources and cost of fuel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

                                                                       FORM 10-Q
                                                                         Page 10

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1.  LEGAL AND REGULATORY PROCEEDINGS
-----------------------------------------

The Company's rates for local transportation service are governed by the five-year performance-based rate plan approved by the Department's 1996 order in D.P.U. 96-50. Under the plan, the Company's local transportation rates are recalculated annually to reflect inflation for the previous 12 months and reduced by a productivity factor. The plan also provides for penalties if the Company fails to meet specified service quality measures, with a maximum potential exposure of $1 million. There is a margin sharing mechanism whereby 25% of earnings in excess of a 15% return on year-ending equity are to be passed back to ratepayers. Similarly, ratepayers absorb 25% of any shortfall below a 7% return on year-ending equity. Rates under the Plan expire on October 31, 2002. The Company is currently evaluating what rate plan it will propose to the Department to succeed the current Plan.

In the Department's Order of D.P.U. 96-50, it set the productivity factor at 1.5% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed the Department's order in D.P.U. 96-50 and the Massachusetts Supreme Judicial Court ("Court") issued an order vacating: 1) the "accumulated inefficiencies" component of the productivity factor, thereby reducing the productivity factor from 1.5% to 0.5%; and 2) the expansion of the service quality penalty beyond $1 million, and remanded these matters to the Department for further proceedings. On January 16, 2001, the Department issued its order in the remand proceeding. The order limited the maximum service quality adjustment to $1 million but imposed a 0.5% accumulated inefficiencies component to the productivity factor to be implemented retroactively as of November 1, 1999 thereby increasing the productivity factor from 0.5% to 1.0%. On January 30, 2001, the Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment to the Court and was granted a stay of the Department's order pending a final decision by the Court on the merits of the appeal. On March 7, 2002, the Court ruled in favor of the Company and eliminated the accumulated inefficiencies factor of 0.5%. During the first quarter of 2002, the Company reversed a previously recorded loss provision of approximately $4.0 million because of this favorable ruling.

On November 1, 2001, the Department issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002. On April 17, 2002, the Department issued an order approving the Company's Service Quality Plan that was filed with the Department on March 1, 2002. Service quality will be separately tracked and measured against historical benchmarks. The Department may assess a penalty against a company that fails to meet its service quality benchmarks. The penalty amount can be up to 2% of the Company's distribution revenues. Each measurement period will be a calendar year. The first measurement period began on January 1, 2002. These plans, and their potential penalties, differ from the service quality plan and potential penalties incorporated in the Company's current Plan.

                                                                       FORM 10-Q
                                                                         Page 11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  List of Exhibits

     None.

(b)  Reports on Form 8-K

     In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte & Touche LLP as our independent public accountants.

                                                                       FORM 10-Q
                                                                         Page 12


SIGNATURES

----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Boston Gas Company
                              D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                     -----------------------------------------------------
                                            (Registrant)




                                   /s/     Joseph F. Bodanza
                     -----------------------------------------------------
                              J.F. Bodanza, Senior Vice President
                            Finance, Accounting and Regulatory Affairs

                          (Principal Financial and Accounting Officer)





Dated: May 15, 2002
       ------------