Form 10-Q
period 2002-06-30
BOSTON GAS CO
filed 2002-08-14
CIK 13390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                               ---------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                         Commission File Number 2-23416

                               BOSTON GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                           04-1103580
-------------                                         ---------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                                  -------------
              (Registrant's telephone number, including area code)


                                      NONE
                                      -----
               Former name, former address and former fiscal year,
                          if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X    No
          ---      ---

     Common stock of Registrant at the date of this report was 514,184 shares, all held by KeySpan New England, LLC.

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Company or group of companies for which report is filed:

BOSTON GAS COMPANY

Statements of Operations
------------------------
                                                                             (Unaudited)
                                                                           (In Thousands)
                                                              For the                               For the
                                                        Three Months Ended                     Six Months Ended
                                                        ------------------                     ----------------
                                                     June 30,           June 30,          June 30,          June 30,
                                                       2002               2001              2002              2001
                                                      -------            -------           -------           -------

OPERATING REVENUES                                    $101,771           $ 148,042         $346,062          $549,062
    Cost of gas sold                                    46,885              98,145          180,371           389,892
                                                       -------             -------          -------           -------
    Operating Margin                                    54,886              49,897          165,691           159,170
                                                       -------             -------          -------           -------
OPERATING EXPENSES:
    Operations and maintenance                          39,784              41,099           73,316            77,095
    Depreciation and amortization                       14,378              13,057           28,756            26,592
    Amortization of goodwill                                 -               4,839                -             9,678
    Operating Taxes                                      4,754               5,657           10,214            12,515
                                                        ------             -------          -------           -------
    Total Operating Expenses                            58,916              64,652          112,286           125,880
                                                        ------             -------          -------           -------
OPERATING INCOME (LOSS)                                 (4,030)            (14,755)          53,405            33,290


OTHER INCOME, NET                                           64                  71              367               294
                                                        ------               -----           ------            ------

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES                                        (3,966)            (14,684)          53,772            33,584
                                                        -------            --------          ------            ------

INTEREST EXPENSE:
    Long-term debt                                       4,050               4,209            8,248             8,418
    Other, including Advance from KeySpan
             and Utility Pool Borrowings                12,819              11,582           25,149            20,435
    Less - Interest during construction                 (1,557)               (103)          (1,756)             (190)
                                                        ------              ------           ------            ------
    Total Interest Expense                              15,312              15,688           31,641            28,663
                                                        ------              ------           ------            ------

INCOME TAXES:
    Current                                             (2,102)             (9,997)          10,536             6,713
    Deferred                                            (5,611)               (203)          (2,354)           (1,520)
                                                        -------            -------           ------            ------
    Total Income Taxes (Benefit)                        (7,713)            (10,200)           8,182             5,193
                                                        -------            --------           -----             -----

NET INCOME (LOSS)                                      (11,565)            (20,172)          13,949              (272)

Preferred Stock Dividends                                  249                 274              499               548
                                                        ------             -------          -------            ------

NET INCOME(LOSS)APPLICABLE TO COMMON STOCK            $(11,814)          $ (20,446)      $   13,450            $ (820)
                                                      ========           =========       ==========            =======

The accompanying notes are an integral part of these financial statements.


Boston Gas Company
------------------
Balance Sheets
--------------
                                                                                          (Unaudited)
                                                                                        (In Thousands)

                                                                                   June 30,           December 31,
                                                                                    2002                  2001
                                                                                 -----------           -----------
ASSETS


     GAS PLANT, at cost                                                           $ 1,070,678          $ 1,070,610
     Construction work-in-progress                                                     76,605               27,875
     Less-Accumulated depreciation                                                   (448,519)            (425,163)
                                                                                      -------              -------
                                                                                      698,764              673,322
                                                                                      -------              -------


CURRENT ASSETS:

     Cash and cash equivalents                                                            177                3,104
     Accounts receivable                                                               89,395               95,393
     Allowance for uncollectible accounts                                             (15,512)             (14,730)
     Accounts receivable - affiliates                                                       -                8,851
     Accrued utility revenue                                                           11,964               50,693
     Deferred gas costs                                                                42,593               15,670
     Gas in Storage, at average cost                                                   63,778               79,544
     Materials and supplies, at average cost                                            5,191                3,996
     Prepaid expenses                                                                   1,209                  377
                                                                                      -------                -----
                                                                                      198,795              242,898
                                                                                      -------              -------
OTHER ASSETS:

     Goodwill, net of amortization                                                    790,285              790,285
     Regulatory asset - deferred postretirement benefits cost                          43,068               42,585
     Regulatory asset - deferred environmental                                         34,347               35,096
     Deferred charges and other assets                                                 23,202               21,165
                                                                                       ------               ------
                                                                                      890,902              889,131
                                                                                      -------              -------

TOTAL ASSETS                                                                       $1,788,461          $ 1,805,351
                                                                                   ==========           ==========


The accompanying notes are an integral part of these financial statements.


Boston Gas Company
------------------
Balance Sheets
--------------
                                                                                              (Unaudited)
                                                                                            (In Thousands)
                                                                                      June 30,         December 31,
                                                                                        2002               2001
                                                                                -------------------- ----------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholder's investment -
      Common stock, $100 par value,
        514,184 shares authorized and outstanding                                        $ 51,418           $ 51,418
      Amounts in excess of par value                                                      410,575            360,575
      Retained earnings                                                                    (5,916)           (19,368)
      Accumulated other comprehensive income                                                 (450)              (692)
                                                                                         ---------          ---------
          Total Common Stockholder's Investment                                           455,627            391,933
      Cumulative preferred stock, $1 par value,
        (liquidation preference, $25 per share)
          Authorized shares-1,200,000;
          Outstanding shares-622,700 at
          June 30, 2002 and December 31, 2001                                              15,302             15,289
    Long-term obligations, less current portion                                           222,989            223,403
    Advance from KeySpan Corporation                                                      650,000            650,000
                                                                                          -------            -------
    Total Capitalization                                                                1,343,918          1,280,625
                                                                                        ---------         ----------

CURRENT LIABILITIES:
     Current portion of long-term obligations                                                 815                586
     Note payable utility pool                                                             76,117            147,350
     Note payable utility pool-gas inventory financing                                     62,272             85,401
     Accounts payable                                                                      45,625             99,608
     Accounts payable-affiliates                                                           76,733                  -
     Accrued taxes                                                                          4,161              5,740
     Accrued income taxes                                                                    (771)            (2,432)
     Accrued interest                                                                       5,320             11,377
     Customer deposits                                                                      1,727              1,884
     Other current liabilities                                                                827                157
                                                                                            -----             ------
                                                                                          272,826            349,671
                                                                                          -------            -------

OTHER LIABILITIES:
     Deferred income taxes                                                                 71,879             73,609
     Unamortized investment tax credits                                                     2,135              2,556
     Postretirement benefits obligation                                                    53,110             50,901
     Environmental liability                                                               31,382             31,878
     Other                                                                                 13,211             16,111
                                                                                           ------             ------
                                                                                          171,717            175,055
                                                                                          -------           --------

TOTAL CAPITALIZATION AND LIABILITIES                                                   $1,788,461         $1,805,351
                                                                                       ==========         ==========

The accompanying notes are an integral part of these financial statements.

Boston Gas Company
------------------
Statements of Cash Flows
------------------------
                                                                                               (Unaudited)
                                                                                              (In Thousands)
                                                                                          For The Six Months Ended
                                                                                          ------------------------
                                                                                       June 30,              June 30,
                                                                                        2002                    2001
                                                                                     ---------               ---------
Cash flows from operating activities:

     Net income (loss)                                                               $   13,949                $ (272)
         Adjustments to reconcile net income to
         cash provided by (used in) operating activities:
              Depreciation and amortization                                              28,756                36,270
              Deferred taxes                                                             (2,354)               (1,520)
              Other changes in assets and liabilities:
                  Accounts receivable                                                     6,780               (35,173)
                  Accrued utility revenue                                                38,729                59,996
                  Accounts payable-affiliates                                            85,584                     -
                  Deferred gas costs                                                    (26,923)               36,898
                  Inventory                                                              14,571                (7,662)
                  Accounts payable                                                      (53,983)              (37,973)
                  Accrued interest                                                       (6,057)               29,639
                  Accrued taxes                                                              82                (6,386)
                  Other                                                                  (6,393)               21,192
                                                                                        -------                ------
Cash provided by operating activities                                                    92,741                95,009
                                                                                        -------                ------

Cash flows from investing activities:
          Capital expenditures                                                          (50,809)              (39,030)
                                                                                        --------              --------

Cash used for investing activities                                                      (50,809)              (39,030)
                                                                                        --------              --------

Cash flows from financing activities:
          Changes in advance from KeySpan                                                     -                 50,000
          Capital Contribution from KNE LLC                                              50,000                      -
          Changes in notes payable - utility pool                                       (71,233)               (33,373)
          Changes in gas inventory financing - utility pool                             (23,127)               (24,887)
          Dividends paid on common and preferred stock                                     (499)               (50,548)
                                                                                         -------              --------
Cash provided (used) for financing activities                                           (44,859)               (58,808)
                                                                                        --------               -------

Decrease in cash and cash equivalents                                                    (2,927)                (2,829)

Cash and cash equivalents at beginning of period                                          3,104                  3,916
                                                                                          -----               --------

Cash and cash equivalents at end of period                                               $  177             $    1,087
                                                                                         =======             =========


The accompanying notes are an integral part of these financial statements.

                               BOSTON GAS COMPANY
                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                    UNAUDITED
                                    ---------

                                  JUNE 30, 2002
                                  -------------




1.   Accounting Policies and Other Information
     -----------------------------------------

     Boston Gas Company d/b/a KeySpan Energy Delivery New England (the "Company") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts. The Company is a wholly-owned subsidiary of KeySpan New England, LLC ("KNE LLC") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

     It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and June 30, 2001, as well as cash flows for the six months ended June 30, 2002 and June 30, 2001. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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


2.   Recent Accounting Pronouncements
     --------------------------------

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets, and a requirement to test goodwill for impairment at least annually.

     SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method, which was utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired initially will be recorded as a cumulative effect of an accounting change in the statement of income and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and cost of capital.

     The Company has completed its impairment tests and determined that no impairment exists. Fair value was determined using a discounted cash flow methodology. These impairment tests are required to be performed upon adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

     As discussed above, amortization of goodwill has been discontinued and was not recorded in 2002. For the three and six months ended June 30, 2001, goodwill amortization was $4.8 and $9.7 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and six months ended June 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.


                                                                                 (In thousands of dollars)
    --------------------------------------------------------------------------------------------------------------------

                                           Three Months      Three Months        Six Months          Six Months
                                           Ended             Ended               Ended               Ended
                                           June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
    -------------------------------------- ----------------- ------------------- ------------------- -------------------
    Net income (loss) applicable to
    common stock
                                           $(11,814)         $(20,446)           $13,450             $ (820)

    Add back: goodwill amortization
                                                   -            4,839                 -                9,678
    -------------------------------------- ----------------- ------------------- ------------------- -------------------

    Adjusted net income (loss)
                                           $(11,814)         $(15,607)           $13,450             $8,858
    -------------------------------------- ----------------- ------------------- ------------------- -------------------



     In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact, if any, that this Statement may have on its results of operations and financial position.

     SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
     Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on results of operations and financial position.

3.   Environmental Matters
     ---------------------

     The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. In addition, the Company is aware of 30 other former MGP related sites within its service territory. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these sites.

     At June 30, 2002, the Company estimates the remaining cost of its MGP-related environmental cleanup activities to be $31.4 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. This amount is reflected on the balance sheet as an environmental liability. Expenditures incurred to date with respect to these MGP-related activities total $15.2 million.

     By a rate order issued on May 25, 1990, the Massachusetts Department of Telecommunications and Energy (the "Department") approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized an insurance receivable of $3.0 million, reflecting a negotiated settlement with an insurance carrier for MGP-related environmental expense indemnity, and a regulatory asset of $34.4 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement.


4.   Seasonal Aspect
     ---------------

     The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November 1, to April 30) as a result of the large proportion of heating sales in these months. Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

5.   Workforce Reduction Program
     ---------------------------

     As a result of the acquisition of the Company by KeySpan, the Company implemented a severance program in an effort to reduce its workforce. In 2000, the Company recorded a liability of $6 million associated with this severance program. During the year ended December 31, 2001, the Company paid $1.3 million for this program and reduced this liability by $3.3 million as a result of lower than anticipated costs per employee. This severance program is targeted to reduce the workforce by 80 employees and will continue through 2002. Through June 30, 2002, $28,000 of payments were made for the program leaving a remaining liability of approximately $1.4 million.

6.   Related Party Transactions
     --------------------------

     The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services LLC("KCS"), a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds in the treasuries of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan's short-term borrowing rate. Interest incurred on gas inventory financing is recovered through the cost of gas adjustment clause.

7.   Regulation
     ----------

     The Company's rates for local transportation service are governed by the five-year performance-based rate plan (the "Plan") approved by the Department's 1996 order in D.P.U. 96-50. The Plan expires on October 31, 2002. However, during the second quarter of 2002, the Company filed with the Department a request to extend the existing performance-based rate plan for one year. The Attorney General has submitted a letter to the Department stating his opposition to our request. Our request is currently pending before the Department.

     The Department's Order in D.P.U. 96-50 set the productivity factor at 1.5% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed D.P.U. 96-50 and on January 16, 2001, the Department limited the maximum service quality adjustment to $1 million and adjusted the productivity factor to 1.0%, which included a 0.5% accumulated inefficiencies factor. The Company appealed the imposition of the 0.5% accumulated inefficiencies adjustment and on March 7, 2002, the Court ruled in favor of the Company and eliminated this factor.

     On November 1, 2001, the Department issued an order requiring all Massachusetts electric and gas utilities to develop service quality plans effective January 1, 2002. On April 17, 2002, the Department issued an order approving the Company's service quality plan that was filed with the Department on March 1, 2002. Service quality will be tracked and measured against historical benchmarks. The Company's failure to meet the Department's service quality standards is subject to a maximum penalty equivalent to 2% of its distribution service revenues. Each measurement period will be a calendar year. The first measurement period began on January 1, 2002.

8.   Derivatives
     -----------

     On April 1, 2002, the Company adopted Implementation Issue C16 of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

     Based upon a review of our physical gas purchase commodity contracts, the Company determined that certain contracts can no longer be exempted as normal purchases from the requirements of SFAS 133. As a result, and effective April 1, 2002, such contracts are required to be recorded on the Balance Sheet at fair value and had a calculated fair value at that date of $0.2 million. At June 30, 2002, the fair value of these contracts was $0.2 million. Since these contracts are for the purchase of natural gas sold to firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts will be recorded as a regulatory asset or regulatory liability on the Balance Sheet.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Earnings applicable to common stock for the six months ended June 30, 2002 was $13.5 million. This increase of $14.3 million over the corresponding period in the prior year is due primarily to an increase in operating margin, a net decline in operating and maintenance expense, and the discontinuance of goodwill amortization offset, in part, by higher interest and tax expense.

Operating revenues for the six-month period ended June 30, 2002 declined $203.0 million, or 37%, from the six month period ended June 30, 2001. The decrease was primarily due to the significant decline in the cost of gas sold to customers. Cost of gas sold to customers for the six-month period ended June 30, 2002 decreased $209.5 million, or 53.7%, from 2001. This decline was due to both a decrease in throughput of 30% and a decline in the average commodity price of gas of 70%. The decline in throughput was due to significantly warmer weather (12.3%) versus the prior year.

Fluctuations in the cost of gas sold have little or no impact on operating margin as the gas rate structure includes a gas adjustment clause, pursuant to which variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period.

Operating margin (revenues less cost of gas sold) for the six-month period ended June 30, 2002 increased $6.5 million, or 4.1%, from the six month period ended June 30, 2001. Primarily contributing to the improvement in operating margin from 2001 was an increase of $8.2 million due to customer additions, an adjustment in rates ($2.9 million) associated with the Company's performance-based rate plan (see the Company's 2001 Form 10-K) and an additional $6.9 million benefit, of which the majority ($5.3 million) is attributable to a favorable court decision which resulted in the elimination of an "accumulated inefficiencies factor" (See Item 1 "Legal and Regulatory Proceedings"). These benefits to operating margin were somewhat offset by a reduction of $12.8 million as a result of lower gas throughput due to the warmer weather.

For the six month period ended June 30, 2002, operating and maintenance expense declined $3.8 million, or 4.9% against the prior year. This decline was primarily due to a decrease in bad debt expense as a result of significantly lower sales (as described above) and cost savings synergies resulting from prior initiatives.

For the six-month period ended June 30, 2002, depreciation expense increased $2.2 million, or 8% against the prior year. The increase is due to the Company's continuing investments in its distribution infrastructure.

In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the six-month period ended June 30, 2001, amortization of goodwill was $9.7 million.

For the six-month period ended June 30, 2002, interest expense on the Company's long term debt is comparable to the prior year. For the sixth month period ended June 30, 2002, other interest expense increased $4.7 million, or 23%, versus 2001. This increase primarily resulted from a reduction in interest income associated with carrying charges on deferred gas costs, offset, in part, by lower interest rates charged on money pool borrowings. For the six-month period ended June 30, 2002, interest capitalized for construction increased $1.6 million over the prior year due to the significant increase in construction in progress over the prior year.

Income tax expense for the six-month period ended June 30, 2002 increased approximately 59% from 2001. The increase is attributable to higher pre-tax earnings in 2002. The decline in taxes as a percentage of pre-tax earnings, however, is attributable to the discontinuance of goodwill amortization. In 2001, goodwill amortization reduced book income, but was added back to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company received a capital contribution of $50.0 million from KNE LLC. The proceeds were used to pay down borrowings from the utility money pool.

The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. utility money pool), is sufficient to meet 2002 capital expenditures, working capital requirements, preferred dividend payments and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $113 million. Actual capital expenditures for the six-month period ended June 30, 2002 were $50.8 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits

          99.1*Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2*Certification  pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

         *Filed Herewith

(b)      Reports on Form 8-K

          In our Report on Form 8-K, dated April 5, 2002, we disclosed that on March 29, 2002, our Board of Directors, upon recommendation of the Audit Committee, determined not to renew the engagement of Arthur Andersen LLP as independent public accountants and appointed Deloitte Touche LLP as our independent public accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                               Boston Gas Company
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
               --------------------------------------------------
                                  (Registrant)




                                      /s/Joseph F. Bodanza
                                    -------------------------------------------
                                    J.F. Bodanza, Senior Vice President
                                    Finance, Accounting and Regulatory Affairs
                                    (Principal Financial and Accounting Officer)





Dated: August 14, 2002