Form 10-Q
period 2002-09-30
BOSTON GAS CO
filed 2002-11-14
CIK 13390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_______ to _______

                         Commission File Number 2-23416

                               BOSTON GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


   MASSACHUSETTS                                   04-1103580
   -------------                                   ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                 ONE BEACON STREET, BOSTON, MASSACHUSETTS 02108
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-742-8400
                                  ------------
              (Registrant's telephone number, including area code)


                                      NONE
                                      ----
               Former name, former address and former fiscal year,
                          if changed since last report.


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

BOSTON GAS COMPANY
------------------

Statements of Operations
------------------------

                                                                                          (Unaudited)
                                                                                        (In Thousands)
                                                                           For the                               For the
                                                                     Three Months Ended                     Nine Months Ended
                                                                     ------------------                     -----------------
                                                                September 30,      September 30,     September 30,     September 30,
                                                                    2002               2001              2002              2001
                                                                    ----               ----              ----              ----

OPERATING REVENUES                                                  $64,424            $ 84,462         $410,486          $633,525
    Cost of gas sold                                                 23,832              47,836          204,203           437,727
                                                                     ------              ------          -------           -------
    Operating Margin                                                 40,592              36,626          206,283           195,798

OPERATING EXPENSES:
    Operations and maintenance                                       43,836              38,981          117,141           116,077
    Depreciation and amortization                                    14,918              13,204           43,675            39,796
    Amortization of goodwill                                              -               4,839                -            14,518
    Operating Taxes                                                   4,014               5,734           14,229            18,249
                                                                      -----               -----           ------            ------
    Total Operating Expenses                                         62,768              62,758          175,045           188,640
                                                                     ------              ------          -------           -------
OPERATING INCOME (LOSS)                                             (22,176)            (26,132)          31,238             7,158


OTHER INCOME (EXPENSE), NET                                             (52)                335              315               629
                                                                        ---                 ---              ---               ---

INCOME (LOSS) BEFORE INTEREST EXPENSE
AND INCOME TAXES                                                    (22,228)            (25,797)          31,553             7,787
                                                                    -------             -------           ------             -----

INTEREST EXPENSE:
    Long-term debt                                                    4,192               4,208           12,439            12,626
    Other, including Advance from KeySpan
             and Utility Pool Borrowings                             13,564              11,822           38,725            32,257
    Less - Interest during construction                                (519)               (213)          (2,275)             (403)
                                                                       ----                ----           ------              ----
    Total Interest Expense                                           17,237              15,817           48,889            44,480
                                                                     ------              ------           ------            ------

INCOME TAXES:
    Current                                                         (28,403)            (14,461)         (17,867)           (7,749)
    Deferred                                                         12,380             (478)             10,024            (1,997)
                                                                     ------             ----              ------             ------
    Total Income Taxes (Benefit)                                    (16,023)            (14,939)          (7,843)           (9,746)
                                                                    -------             -------           ------             ------

NET LOSS                                                            (23,442)            (26,675)          (9,493)          (26,947)

Preferred Stock Dividends                                               250                 274              750               822
                                                                        ---                 ---              ---               ---

NET LOSS APPLICABLE TO COMMON STOCK                                $(23,692)          $ (26,949)       $ (10,243)        $ (27,769)
                                                                   ========           =========        =========         =========

The accompanying notes are an integral part of these financial statements.

Boston Gas Company
Balance Sheets

                                                                                                   (Unaudited)
                                                                                                  (In Thousands)
                                                                                           September 30,         December 31,
                                                                                               2002                  2001
                                                                                               ----                  ----
ASSETS

     Gas plant, at cost                                                                      $ 1,075,949          $ 1,070,610
     Construction work-in-progress                                                               100,313               27,875
     Less-Accumulated depreciation                                                              (460,762)            (425,163)
                                                                                                --------             --------
                                                                                                 715,500              673,322
                                                                                                 -------              -------


CURRENT ASSETS:

     Cash and cash equivalents                                                                     1,379                3,104
     Accounts receivable                                                                          61,667               95,393
     Allowance for uncollectible accounts                                                         (9,317)             (14,730)
     Accounts receivable - affiliates                                                                  -                8,851
     Accrued utility revenue                                                                       6,721               50,693
     Deferred gas costs                                                                           72,240               15,670
     Gas in Storage, at average cost                                                              77,203               79,544
     Materials and supplies, at average cost                                                       4,678                3,996
     Prepaid expenses                                                                                773                  377
                                                                                                     ---                  ---
                                                                                                 215,344              242,898
                                                                                                 -------              -------
OTHER ASSETS:

     Goodwill, net of amortization                                                               790,285              790,285
     Regulatory asset - deferred postretirement benefits cost                                     43,310               42,585
     Regulatory asset - deferred environmental                                                    34,051               35,096
     Deferred charges and other assets                                                            17,465               21,165
                                                                                                  ------               ------
                                                                                                 885,111              889,131
                                                                                                 -------              -------

TOTAL ASSETS                                                                                  $ 1,815,955         $ 1,805,351
                                                                                              ===========         ===========


The accompanying notes are an integral part of these financial statements.

Boston Gas Company
Balance Sheets

                                                                                                            (Unaudited)
                                                                                                           (In Thousands)
                                                                                                  September 30,      December 31,
                                                                                                      2002               2001
                                                                                                      ----               ----

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
     Common stockholder's investment -
       Common stock, $100 par value,
        514,184 shares authorized and outstanding                                                  $     51,418           $ 51,418
       Amounts in excess of par value                                                                   410,575            360,575
       Retained earnings                                                                                (29,612)           (19,368)
       Accumulated other comprehensive income                                                              (450)              (692)
                                                                                                           ----               ----
          Total Common Stockholder's Investment                                                         431,931            391,933
       Cumulative preferred stock, $1 par value,
        (liquidation preference, $25 per share)
          Authorized shares-1,200,000;
          Outstanding shares-562,700 and 622,700 at
          September 30, 2002 and December 31, 2001                                                       13,834             15,289
     Long-term obligations, less current portion                                                        222,563            223,403
                                                                                                        -------            -------
         Total Capitalization                                                                           668,328            630,625
     Advance from KeySpan                                                                               650,000            650,000
                                                                                                        -------            -------
         Total Capitalization and Advance from KeySpan                                                1,318,328          1,280,625
                                                                                                      ---------          ---------

CURRENT LIABILITIES:
     Current portion of long-term obligations                                                               840                586
     Note payable utility money pool                                                                    132,759            147,350
     Note payable utility money pool-gas inventory financing                                             75,086             85,401
     Accounts payable                                                                                    37,686             99,608
     Accounts payable-affiliates                                                                         50,979                  -
     Accrued taxes                                                                                        6,386              5,740
     Accrued income taxes                                                                                (6,306)            (2,432)
     Accrued interest                                                                                     9,594             11,377
     Customer deposits                                                                                    1,291              1,884
     Other current liabilities                                                                            1,112                157
                                                                                                          -----                ---
                                                                                                        309,427            349,671
                                                                                                        -------            -------

OTHER LIABILITIES:
     Deferred income taxes                                                                               85,872             73,609
     Unamortized investment tax credits                                                                   1,925              2,556
     Postretirement benefits obligation                                                                  49,912             50,901
     Environmental liability                                                                             30,311             31,878
     Other                                                                                               20,180             16,111
                                                                                                         ------             ------
                                                                                                        188,200            175,055
                                                                                                        -------            -------

TOTAL CAPITALIZATION AND LIABILITIES                                                                 $1,815,955         $1,805,351
                                                                                                     ==========         ==========


The accompanying notes are an integral part of these financial statements.

Boston Gas Company
Statements of Cash Flows

                                                                                                          (Unaudited)
                                                                                                         (In Thousands)
                                                                                                      For The Nine Months Ended
                                                                                                      -------------------------
                                                                                                 September 30,         September 30,
                                                                                                    2002                    2001
                                                                                                    ----                    ----

Cash flows from operating activities:
     Net loss                                                                                     $  (9,493)            $ (26,947)
         Adjustments to reconcile net loss to
         cash provided by (used in) operating activities:
              Depreciation and amortization                                                          43,675                54,314
              Deferred taxes                                                                         10,024                (1,997)
              Other changes in assets and liabilities:
                  Accounts receivable                                                                28,313                23,685
                  Accrued utility revenue                                                            43,972                61,202
                  Accounts receivable/payable-affiliates                                             59,830               (15,991)
                  Deferred gas costs                                                                (56,570)               35,064
                  Inventories                                                                         1,659               (19,819)
                  Accounts payable                                                                  (61,922)              (22,627)
                  Accrued interest                                                                   (1,783)               38,294
                  Accrued taxes                                                                      (3,228)              (12,760)
                  Other                                                                               1,785                15,941
                                                                                                      -----                ------
Cash provided by operating activities                                                                56,262               128,359
                                                                                                     ------               -------

Cash flows from investing activities:
          Capital expenditures                                                                      (80,830)              (72,348)
                                                                                                    -------               -------
          Cash used for investing activities                                                        (80,830)              (72,348)
                                                                                                    -------               -------

Cash flows from financing activities:
          Changes in advance from KeySpan                                                                                  50,000
          Capital Contribution from KNE LLC                                                          50,000                     -
          Changes in notes payable - utility money pool                                             (14,591)              (49,246)
          Changes in gas inventory financing - utility money pool                                   (10,315)               (6,279)
          Redemption of preferred stock                                                              (1,500)               (1,458)
          Dividends paid on common and preferred stock                                                 (751)              (50,822)
                                                                                                       ----               -------
Cash provided (used) for financing activities                                                        22,843               (57,805)
                                                                                                     ------               -------
Decrease in cash and cash equivalents                                                                (1,725)               (1,794)

Cash and cash equivalents at beginning of period                                                      3,104                 3,916
                                                                                                      -----                 -----

Cash and cash equivalents at end of period                                                        $   1,379              $  2,122
                                                                                                  =========              ========


The accompanying notes are an integral part of these financial statements.

                               BOSTON GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

                               SEPTEMBER 30, 2002
                               ------------------


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

          It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and September 30, 2001, as well as cash flows for the nine months ended September 30, 2002 and September 30, 2001. Interim results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations. Certain reclassifications were made to conform prior period financial statements with the current perod financial statement presentation. Other than as noted, adjustments were of a normal recurring nature and accounting policies have been applied in a manner consistent with prior periods.

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

2.       Recent Accounting Pronouncements
         --------------------------------

          On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") 141, " Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". The key concepts from the two interrelated Statements include mandatory use of the purchase method when accounting for business combinations, discontinuance of goodwill amortization, a revised framework for testing goodwill impairment at a "reporting unit" level, and new criteria for the identification and potential amortization of other intangible assets. Other changes to existing accounting standards involve the amount of goodwill to be used in determining the gain or loss on the disposal of assets and a requirement to test goodwill for impairment at least annually.

          SFAS 142 allows for various valuation methodologies to test for impairment, including a discounted cash flow method, as compared to an undiscounted cash flow method utilized under the previous standard. Impairment is deemed to exist when the carrying amount of goodwill exceeds its implied fair value. Upon adoption of SFAS 142, any amounts impaired were to be recorded as a cumulative effect of an accounting change in the Statement of Operations, and any impairment thereafter will be recorded as an operating expense. The discounted cash flow model requires broad assumptions and significant judgement by management including, but not limited to, projections of revenues, working capital, capital expenditures, taxes and the cost of capital.

          The Company has completed its impairment test and determined that no impairment exists. Fair value was determined using a discounted cash flow methodology. The test for impairment is required to be performed upon adoption of SFAS 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), the Company expects to perform impairment tests during the fourth quarter.

          As discussed above, amortization of goodwill has been discontinued and was not recorded in 2002. For the three and nine months ended September 30, 2001, goodwill amortization was $4.8 and $14.5 million, respectively. As required by SFAS 142, below is a reconciliation of reported net income for the three and nine months ended September 30, 2001 and pro-forma net income, for the same periods, adjusted for the discontinuance of goodwill amortization.

                                                                                        (In thousands of dollars)
           -------------------------------------- ------------------ ------------------- ------------------ --------------------
                                                  Three Months       Three Months        Nine months        Nine months
                                                  Ended              Ended               Ended              Ended
                                                  September 30,      September 30,       September 30,      September 30,
                                                  2002               2001                2002               2001
           -------------------------------------- ------------------ ------------------- ------------------ --------------------
           Net loss applicable to
           common stock                           $(23,692)         $(26,949)           $ (10,243)          $ (27,769)


           Add back: goodwill
           amortization                                   -            4,839                    -              14,518

           -------------------------------------- ----------------- ------------------- ------------------- -------------------
           Adjusted net loss                      $(23,692)         $(22,110)           $ (10,243)           $(13,251)
           -------------------------------------- ----------------- ------------------- ------------------- -------------------


          In July of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations". The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its then present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. We are currently evaluating the impact, if any, that this Statement will have on the results of operations and financial position.

          SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was effective January 1, 2002, and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 retains the fundamental provisions of SFAS 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The implementation of this Statement, effective January 1, 2002, did not have an impact on results of operations and financial position.

          In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, "Liability recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

3.       Environmental Matters
         ---------------------

          The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite sites. The Company may have or share responsibility under applicable environmental laws for the remediation of 19 such sites. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. In addition, the Company is aware of 31 other former MGP related sites within its service territory. At this time, there is substantial uncertainty as to whether the Company has or shares responsibility for remediating any of these sites.

          At September 30, 2002, the Company estimates the remaining cost of its MGP-related environmental cleanup activities to be $30.3 million, which amount has been accrued by the Company as a reasonable estimate of probable cost for known sites. This amount is reflected on the balance sheet as an environmental liability. Expenditures incurred to date with respect to these MGP-related activities total $16.2 million.

          By a rate order issued on May 25, 1990, the Massachusetts Department of Telecommunications and Energy (the "Department") approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized a regulatory asset of $34.0 million, representing the expected rate recovery of environmental remediation costs.

4.       Seasonal Aspect
         ---------------

          The gas distribution business is influenced by seasonal weather conditions. Annual revenues are principally realized during the heating season (November through April) as a result of the large proportion of heating sales in these months. In addition, under its seasonal rate structure, the rates charged to customers during the heating season are higher than the rates charged during the rest of the year. Accordingly, results of operations are most favorable in the first quarter of the Company's fiscal year, followed by the fourth quarter. Losses are generally incurred in the second and third quarters.

5.       Related Party Transactions

          The Company, and all utility subsidiaries of KeySpan, participate in a utility money pool established by KeySpan. KeySpan Corporate Services LLC, a subsidiary service company of KeySpan, administers the money pool and provides financing to the Company for working capital and gas inventory. The money pool is funded, in part, through surplus funds of money pool participants. Interest income or expense is recorded by the Company for net funds advanced to or borrowed from the money pool at an interest rate generally equal to KeySpan's short-term borrowing rate. Interest incurred on gas inventory financing is recovered from gas sales customers through the cost of gas adjustment clause.

6.       Regulation
         ----------

          The Company is regulated as to rates, accounting and other matters by the Department. The financial statements reflect the ratemaking policies and orders of these regulators and are subject to the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement recognizes the actions of regulators, through the ratemaking process, to create future economic benefits and obligations affecting rate-regulated companies. Regulatory assets have been established that represent probable future revenue to the Company associated with certain costs that will be recovered through the rate making process. Regulatory liabilities represent probable future reductions in revenues associated with the amounts that are due to be credited to customers through the rate-making process.

          The Company's rates for local transportation service had been governed by a five-year performance-based rate plan (the "Plan") approved by the Department's 1996 order in D.P.U. 96-50. The Plan expired on October 31, 2002. During the second quarter of 2002, the Company filed with the Department a request to extend the Plan for one year. In September 2002, the Department denied this request. However, the distribution rates established under this Plan continue to be effective.

          The Department's Order in D.P.U. 96-50 set a productivity factor (a reduction to rates) at 1.5% and expanded the service quality penalty beyond the $1 million proposed by the Company. The Company appealed D.P.U. 96-50 and on January 16, 2001, the Department limited the maximum service quality adjustment to $1 million and adjusted the productivity factor to 1.0%, which included a 0.5% accumulated inefficiencies factor. The Company appealed the imposition of the 0.5% accumulated inefficiencies factor, and on March 7, 2002, the Court ruled in favor of the Company and eliminated this factor, thereby reducing the productivity factor to 0.5%.

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

7.       Derivatives
         -----------

          The utility tariff charged to customers for gas does not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of operations. To mitigate the effect of fluctuations from normal weather on its financial position and cash flows, the Company entered into weather collars during the quarter ended September 30, 2002. These derivatives will hedge a significant portion of expected gas sales during the November 2002 - April 2003 winter season. The collars have been established with a ceiling that reflects 1% colder than normal weather and a floor that reflects 7% warmer than normal weather. The Company will be required to make payments to its counter-parties when actual weather is 1% or more colder than normal based upon the 1975-1995 twenty year average. In the event that weather is 7% or more warmer than normal, the counter-parties will be required to make payment to the Company. These derivatives will be accounted for by applying the "intrinsic value method" and are outside the scope of SFAS 133.

          On April 1, 2002, the Company adopted Implementation Issue C16 of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" as amended and interpreted incorporating SFAS 137 and 138 and certain implementation issues (collectively "SFAS 133"). Issue C16 establishes new criteria that must be satisfied in order for contracts that combine a forward contract and a purchased option contract to be exempted as normal purchases and sales.

          Based upon a review of its physical gas purchase commodity contracts, the Company determined that certain contracts could no longer be exempted as normal purchases from the requirements of SFAS 133. At September 30, 2002, the fair value of these contracts was $0.9 million. Since these contracts are for the purchase of natural gas sold to firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts are recorded as a regulatory asset or regulatory liability on the Balance Sheet.

8.       Workforce Reduction Program
         ---------------------------

          As a result of the acquisition of the Company by KeySpan, the Company implemented a severance program in an effort to reduce its workforce. In 2000, the Company recorded a liability of $6 million associated with this severance program. During the year ended December 31, 2001, the Company paid $1.3 million for this program and reduced this liability by $3.3 million as a result of lower than anticipated costs per employee. This severance program is targeted to reduce the workforce by 80 employees and will continue through 2002. For the nine months ended September 30, 2002, the Company has made additional payments of $0.4 million under this program leaving a remaining liability of approximately $1.0 million.

9.       Gas Supply Contracts
         --------------------

          The Company had a portfolio management contract with El Paso Energy Marketing Company ("El Paso"), under which El Paso provided the majority of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for Boston. The agreement with El Paso expired on October 31, 2002. The Company has negotiated a new portfolio management agreement with Entergy-Koch to replace the expired El Paso agreement. The new agreement with Entergy-Koch began on November 1, 2002 and extends through March 31, 2003.

          The Company recently renewed its long-term capacity contracts with Tennessee Gas Pipeline for the transportation of natural gas to the Company's distribution territory.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The net loss applicable to common stock for the nine months ended September 30, 2002 was $10.2 million compared to a net loss of $27.8 million in the prior year. The improvement of $17.6 million, or 63%, over the corresponding period in the prior year is due primarily to an increase in operating margin and the discontinuance of goodwill amortization offset, in part, by higher interest expense and income taxes.

Operating revenues for the nine-month period ended September 30, 2002 declined $223.0 million, or 35%, from 2001. The decrease was due to a decline of $233 million, or 53%, in the cost of gas sold to customers, as a result of a 13% decrease in throughput and a 44% decline in the average commodity price of gas. The decline in throughput was primarily due to significantly warmer weather (13%) versus the prior year.

The Company's gas rate structure includes a gas adjustment clause, pursuant to which gas costs are recovered in revenues. Further, variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period. As a result, fluctuations in the cost of gas sold have little or no impact on operating margin.

Operating margin (revenues less cost of gas sold) for the nine-month period ended September 30, 2002 increased $10.5 million, or 5.4%, from the nine month period ended September 30, 2001. Primarily contributing to the improvement was an increase of $10.5 million in sales due to customer growth, a base rate increase of $3.4 million, effective November 1, 2001, associated with the Company's performance-based rate plan (see the Company's 2001 Form 10-K) and an additional benefit of $5.6 million attributable to a favorable court decision which resulted in the elimination of the "accumulated inefficiencies factor" (See Note 6 to the Financial Statements "Regulation"). Other gas margins associated with sales to non-core customers and rate incentives increased $4.1 million. These benefits to operating margin were partially offset by a reduction of $13.1 million as a result of lower gas throughput due to the warmer weather.

Total operating expenses, excluding goodwill amortization, were consistent with the prior year. Operations and maintenance expense increased slightly (0.9%) over the prior year, primarily due to increased pension and other employee benefit costs recorded in the third quarter. In addition, included in 2002 operations and maintenance expense, are allocated payroll taxes associated with services provided by an affiliated company, whereas in 2001, these services were provided by Company employees and the related taxes were charged to operating taxes. These increases were offset, in part, by cost saving synergies realized during the year resulting from prior initiatives as well as lower bad debt expense due to the lower level of customer receivables.

Depreciation expense increased as a result of continued investments in the distribution infrastructure. Operating taxes decreased primarily due to employer taxes, as discussed above and a decline in property taxes. In accordance with SFAS 142, as of January 1, 2002, the Company is no longer amortizing goodwill. For the nine months ended September 30, 2001, amortization of goodwill was $14.5 million.

For the nine-month period ended September 30, 2002, interest expense on long term debt is comparable to the prior year. For the nine-month period ended September 30, 2002, other interest expense increased $6.5 million, or 20%, versus 2001. This increase resulted from nine months of interest expense in 2002 versus three months of interest expense in 2001 on a $50 million Advance from KeySpan made on June 30, 2001 and the reduction in interest income associated with carrying charges on lower average deferred gas cost balances for the nine month period ended September 30, 2002 versus the prior year. For the nine month period ended September 30, 2002, interest capitalized for construction increased $1.8 million over the prior year due to the significant increase in construction work-in-progress over the prior year.

Income tax benefit for the nine-month period ended September 30, 2002 increased approximately $1.9 million, or 20% from 2001. The decreased benefit is primarily attributable to lower pre-tax losses before goodwill amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company received a capital contribution of $50.0 million from KeySpan New England LLC. The proceeds were used to pay down borrowings from the utility money pool.

On September 1, 2002, the Company made its required 5% $1.5 million annual sinking fund payment on its 6.42% Cumulative Preferred Stock.

As discussed, the Company's revenues, earnings and cash flow are highly seasonal. Since the majority of its revenues are billed during the heating season, significant cash flows are generated from late winter to early summer. Alternatively, in preparation for the heating season (i.e. purchasing and storing gas), short-term borrowings are highest during the late fall and early winter.

The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. utility money pool), is sufficient to meet 2002 capital expenditures, working capital requirements, preferred dividend payments and normal debt repayments.

The Company expects capital expenditures for 2002 to be approximately $113 million. Actual capital expenditures for the nine-month period ended September 30, 2002 were $80.8 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None

Item 4.  Controls and Procedures
--------------------------------

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Operating Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specific in the SEC's rules and forms. Based upon that evaluation, the Chief Operating Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

Changes In Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        None


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             Boston Gas Company
                                D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                             (Registrant)




                                   /s/J.F. Bodanza
                                   ----------------------------------
                                  J.F. Bodanza, Senior Vice President
                                  Finance, Accounting and Regulatory Affairs
                                 (Principal Financial and Accounting Officer)





Dated: November 14, 2002

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


          I, Nickolas Stavropoulos, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Boston Gas Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                                /s/Nickolas Stavropoulos
                                                ------------------------
                                                Nickolas Stavropoulos
                                                President and Chief Operating
                                                Officer

               Certification Pursuant to Rule 13a-14 and 15d-14 of
                     the Securities and Exchange Act of 1934


          I, Joseph F. Bodanza, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Boston Gas Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                              /s/Joseph F.Bodanza
                                              -------------------
                                              Joseph F. Bodanza
                                              Senior Vice President, Finance,
                                              Accounting and Regulatory Affairs