Form 10-Q
period 2003-03-31
BOSTON GAS CO
filed 2003-05-14
CIK 13390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 ----------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _________

                         Commission File Number 2-23416
                                                --------

                               BOSTON GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                       04-1103580
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


                 52 SECOND AVENUE, WALTHAM, MASSACHUSETTS 02453
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  781-398-7300
                                  ------------
              (Registrant's telephone number, including area code)


                 One Beacon Street, Boston, Massachusetts 02108
                 ----------------------------------------------

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

          Indicate by check mark whether the registrant is an accelerated  filer
     (as defined in Rule 12b-2 of the Exchange Act).       Yes       No  X
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

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Company or group of companies for which report is filed:

                                                 BOSTON GAS COMPANY
                                              STATEMENTS OF OPERATIONS
                                                     UNAUDITED
-----------------------------------------------------------------------------------------------------------------------
                                                                           For the Three Months Ended March 31,
(In Thousands of Dollars)                                                     2003                     2002
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                          $       402,506             $      244,291
     Cost of gas sold                                                               287,052                    133,487
                                                                     ----------------------- --------------------------
Operating Margin                                                                    115,454                    110,804

Operating Expenses:
    Operations and maintenance                                                       30,218                     33,532
    Depreciation and amortization                                                    14,676                     14,378
    Operating taxes                                                                   5,875                      5,460
                                                                     ----------------------- --------------------------
Total Operating Expenses                                                             50,769                     53,370
                                                                     ----------------------- --------------------------
Operating Income                                                                     64,685                     57,434
                                                                     ----------------------- --------------------------
Other Income (Expense)                                                                  (87)                       302
Interest Expense:
    Long-term debt                                                                    4,192                      4,197
    Other, including amortization of debt expense                                     9,230                     12,330
    Less-Interest during construction                                                    34                       (198)
                                                                     ----------------------- --------------------------
Total Interest Expense                                                               13,456                     16,329
                                                                     ----------------------- --------------------------
Income Before Income Taxes                                                           51,142                     41,407
Income Taxes
     Current                                                                         16,591                     12,638
     Deferred                                                                         2,939                      3,257
                                                                     ----------------------- --------------------------
Total Income Tax  Expense                                                            19,530                     15,895
                                                                     ----------------------- --------------------------


Net Income                                                                           31,612                     25,512
Preferred stock dividends                                                               226                        250
                                                                     ----------------------- --------------------------
Net Income applicable for Common Stock                                      $        31,386             $       25,262
                                                                     ======================= ==========================
Other Comprehensive Income                                                                -                          -
                                                                     ----------------------- --------------------------
Total Comprehensive Income                                                  $        31,386             $       25,262
                                                                     ======================= ==========================

The accompanying notes are an integral part of these financial statements.

                                                BOSTON GAS COMPANY
                                                  BALANCE SHEETS
                                                     UNAUDITED
-----------------------------------------------------------------------------------------------------------------
                                                                     March 31,                December 31,
(In Thousands of Dollars)                                               2003                      2002
-----------------------------------------------------------------------------------------------------------------
ASSETS
Property:
        Gas plant, at cost                                            $      1,194,581          $      1,194,842
        Construction in progress                                                32,711                    10,415
        Less-Accumulated depreciation                                         (483,760)                 (470,556)
                                                              ------------------------- -------------------------
                                                                               743,532                   734,701
                                                              ------------------------- -------------------------

Current assets:
        Cash and temporary cash investments                                      6,049                     2,168
        Accounts receivable                                                    228,859                   123,681
        Allowance for uncollectible accounts                                   (21,097)                  (14,666)
        Accounts receivable-affiliates                                             163                     4,195
        Accrued utility revenue                                                 70,724                    66,619
        Deferred gas costs                                                      67,641                    68,647
        Natural Gas and other inventories, at average cost                      26,246                    74,549
        Material and supplies, at average cost                                   5,179                     4,754
        Other                                                                    1,379                     7,118
                                                              ------------------------- -------------------------
                                                                               385,143                   337,065
                                                              ------------------------- -------------------------

Other Assets:
        Goodwill                                                               790,285                   790,285
        Deferred postretirement cost                                            50,617                    44,360
        Deferred charges and other assets                                       91,600                    96,378
                                                              ------------------------- -------------------------
                                                                               932,502                   931,023
                                                              ------------------------- -------------------------

Total Assets                                                         $       2,061,177          $       2,002,789
                                                              ========================= =========================







The accompanying notes are an integral part of these financial statements.

                                                BOSTON GAS COMPANY
                                                  BALANCE SHEETS
                                                     UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,                      December 31,
(In Thousands of Dollars)                                                                 2003                            2002
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Capitalization
          Common stock, $100 par value-authorized and outstanding
          514,184 shares                                                              $         51,418             $         51,418
          Amounts in excess in par value                                                       560,575                      560,575
          Retained earning / (Accumulated deficit)                                               8,575                      (22,817)
          Accumulated other comprehensive loss                                                  (9,823)                      (9,823)
                                                                          -----------------------------  ---------------------------
               Total common stockholder's investment                                           610,745                      579,353
          Cumulative Preferred stock, $1 par value,
          liquidation preference $25 per share-562,700 shares
          outstanding at March 31, 2003 and December 2002, respectively                         13,846                       13,840
          Long-term obligations, less current portion                                          222,563                      222,563
                                                                          -----------------------------  ---------------------------
Total Capitalization                                                                           847,154                      815,756
                                                                          -----------------------------  ---------------------------
          Advance from KeySpan                                                                 650,000                      650,000
                                                                          -----------------------------  ---------------------------
Total Capitalization and Advance from KeySpan                                                1,497,154                    1,465,756
                                                                          -----------------------------  ---------------------------

Commitments and Contingencies(See Note 7)

Current Liabilities
          Current portion of long-term obligations                                                 840                          840
          Notes payable utility pool                                                           127,910                       67,174
          Notes payable utility pool - gas inventory financing                                  31,209                       83,907
          Accounts payable                                                                      96,912                       67,108
          Accounts payable - affiliates                                                         34,979                       64,272
          Accrued taxes                                                                          2,835                        4,495
          Accrued interest                                                                       8,582                        4,334
          Other                                                                                 13,458                        4,843
                                                                          -----------------------------  ---------------------------
                                                                                               316,725                      296,973
                                                                          -----------------------------  ---------------------------

Deferred Credits and Other Liabilities
          Deferred income tax                                                                  142,505                      141,408
          Unamortized investment tax credits                                                     1,503                        1,714
          Postretirement benefits obligation                                                    53,451                       53,747
          Environmental liability                                                               28,831                       28,831
          Other                                                                                 21,008                       14,360
                                                                          -----------------------------  ---------------------------
                                                                                               247,298                      240,060
                                                                          -----------------------------  ---------------------------

Total Capitalization and Liabilities                                                  $      2,061,177             $      2,002,789
                                                                          =============================  ===========================





The accompanying notes are an integral part of these financial statements.

                                                BOSTON GAS COMPANY
                                             STATEMENTS OF CASH FLOWS
                                                    UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 For the Three Months Ended March 31,
(In Thousands of Dollars)                                                    2003                                   2002
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                      $         31,612                   $        25,512
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
  Depreciation and amortization                                                           14,676                            14,378
  Deferred income tax                                                                      2,939                             3,257
Changes in assets and liabilities
  Accounts receivable and affiliates                                                     (94,715)                          (30,397)
  Accrued utility revenue                                                                 (4,105)                           17,373
  Natural Gas and other inventories                                                       47,878                            24,602
  Deferred gas costs                                                                       1,006                            (2,214)
  Accounts payable and affiliates                                                            512                             6,514
  Accrued taxes                                                                           (1,660)                            2,772
  Accrued interest                                                                         4,248                             8,532
  Other                                                                                   17,440                            13,140
                                                              -----------------------------------   -------------------------------
Net Cash Provided by Operating Activities                                                 19,831                            83,469
                                                              -----------------------------------   -------------------------------
Investing Activities
Capital expenditures                                                                     (22,296)                          (19,159)
Net cost of removal                                                                       (1,472)                           (1,623)
                                                              -----------------------------------   -------------------------------
Net Cash Used in Investing Activities                                                    (23,768)                          (20,782)
                                                              -----------------------------------   -------------------------------
Financing Activities
Changes in notes payable - utility money pool                                             60,736                           (25,430)
Changes in gas inventory financing - utility money pool                                  (52,698)                          (21,372)
Dividends paid on common and preferred stock                                                (220)                             (250)
Other                                                                                          -                                 -
                                                              -----------------------------------   -------------------------------
Net Cash Provided by (Used in) Financing Activities                                        7,818                           (47,052)
                                                              -----------------------------------   -------------------------------
Net Increase in Cash and Cash Equivalents                                       $          3,881                   $        15,635
                                                              ===================================   ===============================
Cash and Cash Equivalents at Beginning of Period                                           2,168                             3,104
                                                              -----------------------------------   -------------------------------
Cash and Cash Equivalents at End of Period                                      $          6,049                   $        18,739
                                                              ===================================   ===============================




The accompanying notes are an integral part of these financial statements.

                               BOSTON GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED
                                    ---------

                                 MARCH 31, 2003
                                 --------------


1.   Basis of Presentation and Other Information
     -------------------------------------------

     General

     Boston Gas Company d/b/a KeySpan Energy Delivery New England (the "Company", "we", "us" and "our") is a gas distribution company engaged in the transportation and sale of natural gas to residential, commercial and industrial customers. The Company's service territory includes Boston and 73 other communities in eastern and central Massachusetts. The Company is a wholly-owned subsidiary of KeySpan New England, LLC ("KNE LLC") and an indirect wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), a registered holding company under the Public Utility Holding Company Act of 1935, as amended.

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

     It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and March 31, 2002, as well as cash flows for the three months ended March 31, 2003 and March 31, 2002. Interim results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations.

     Certain reclassifications were made to conform to prior period financial statements with the current period financial statement presentation.

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

     -------------------------------------------------------

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with the Company's 2002 Annual Report filed on Form 10-K with the Securities and Exchange Commission ("SEC"). The December 31, 2002 financial statement information has been derived from the 2002 audited financial statements.

2.   Accounting Policies
     -------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 is effective for fiscal years beginning after June 2002.

     We have completed our assessment of SFAS 143. Our asset base is primarily composed of storage, and distribution assets which we believe operate in perpetuity and, therefore, have indeterminate cash flow estimates. A legal obligation exists due to certain safety requirements at final abandonment. In addition, a legal obligation may be construed to exist with respect to our LNG storage tanks due to clean up responsibilities upon cessation of use. Since that exposure is in perpetuity and cannot be measured, no liability will be recorded. Our asset retirement obligation will be re-evaluated annually.

     The Company recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. When depreciable properties are retired, the original cost plus cost of removal less salvage, is charged to accumulated depreciation. As of March 31, 2003, we had removal costs recovered in excess of removal costs incurred totaling $188.4 million.

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

3.   Seasonal Aspect
     ---------------

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

4.   Gas Supply Contracts
     --------------------

     During the first quarter of 2003, we had a portfolio management contract with Entergy-Koch, under which Entergy-Koch provided all of the city gate supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for the Company. The agreement with Entergy-Koch expired on March 31, 2003 and was renewed through March 31, 2006.

     The  Company  recently  renewed  its  long-term   capacity  contracts  with
     Tennessee Gas Pipeline for the transportation of natural gas to the Company's distribution territory.

5.   Regulation
     ----------

     The Company's gas rates for local distribution service had been governed by a five-year performance-based rate plan (the "Plan") approved by the Department's 1996 order in D.P.U. 96-50. The Plan expired on October 31, 2002. However, the rates continue to be effective under this Plan. On April 16, 2003, we filed a base rate case and performance based-rate plan to be effective in the fourth quarter of 2003. The filing requests an annual revenue increase of approximately $61 million and a performance based-rate plan term of five years.

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

6.   Securities and Exchange Commission Regulation
     ---------------------------------------------

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

     As a result of an order issued by the SEC on November 8, 2000, in connection with KeySpan's acquisition of KNE LLC and another affiliate, EnergyNorth, Inc., and as amended on December 6, 2002 and February 14, 2003, we are committed through December 31, 2003 to have common equity of at least 30% of total capitalization, including affiliated debt. At March 31, 2002, our common equity was 36.9% of total capitalization, including affiliated debt.

7.   Commitments and Contingencies
     -----------------------------

     Environmental

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

     The Company has estimated its potential share of the costs of investigating and remediating the former MGP related sites and the non-MGP site in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company estimates the remaining cost of its MGP-related environmental cleanup activities will be $28.8 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, there can be no assurance that actual costs will not vary considerably from these estimates. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites. Expenditures incurred to date with respect to these MGP-related activities total $17.7 million.

     By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized a regulatory asset of $37.0 million, representing the expected rate recovery of environmental remediation costs. This amount is included in Deferred Charges and Other Assets on the Balance Sheet.

     Legal Matters

     From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. We do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition and cash flows.

8.   Derivatives
     -----------

     Derivative contracts are primarily used to manage exposure to market risk arising from changes in commodity prices. In the event of nonperformance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty nonperformance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

     The utility tariffs associated with the Company's operations do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season.

     -----------------------

     Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, we account for such instruments using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million has been recorded as a reduction to revenues with a corresponding amount included in Other Current Liabilities on the Balance Sheet.

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

     Based upon a review of our physical gas purchase commodity contracts, we determined that certain contracts could no longer be exempted as normal purchases from the requirements of SFAS 133. At March 31, 2003, the fair value of these contracts was negligible. Since these contracts are for the purchase of natural gas sold to firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts are recorded as a deferred asset or deferred liability on the Balance Sheet.

9.   Related Party Transactions
     --------------------------

     Financing for the Company for working capital and gas inventory needs is obtained through the Company's participation in a utility money pool. The money pool is funded by commercial paper and operating funds of net lenders to the pool and is administered by KeySpan Corporate Services LLC ("KCS"), a subsidiary service company of KeySpan.

     At March 31, 2003, we had outstanding borrowings of $127.9 million and $31.2 million for working capital and gas inventory, respectively. Interest charged on outstanding borrowings is generally equal to KeySpan's short term borrowing rate, plus a proportional share of the administrative costs incurred in obtaining the required funds. All costs related to gas inventory borrowings are recoverable from customers through the cost of gas adjustment clause. The average interest rate for the three months ended March 31, 2003 was 1.45%.

     As part of the acquisition by KeySpan in November 2000, the Company has recorded $650 million in advances payable to KeySpan. Interest charges equal interest incurred by KeySpan on debt borrowings issued by KeySpan. The weighted-average interest rate on these borrowings is 7.78%. Issuance expense is charged to the Company from KeySpan equal to the amortization of actual issuance costs incurred by KeySpan on its debt borrowings. KeySpan amortizes these costs over the life of the related KeySpan borrowings.

     KCS also provides the Company with services, including executive and administrative, corporate affairs, customer services, environmental services, financial services (including accounting, auditing, risk management, tax, treasury/finance), human resources, information technology, legal, materials management and purchasing, and strategic planning. KCS also purchases and/or develops and implements software and purchases hardware used by the Company. The costs of these services are charged to the Company via intercompany billings and settled on a monthly basis. At March 31, 2003, the net affiliate payable associated with these services was approximately $17.2 million. In addition, the Company has an affiliate receivable associated with our portion of federal income taxes of $23.8 million and an affiliate payable associated primarily with pension funding and accrued interest of $23.9 million.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

     Net income applicable to common stock for the three months ended March 31, 2003 was $31.4 million compared to net income of $25.3 million in the prior year. The improvement of $6.1 million, or 24%, over the corresponding period of the prior year is due primarily to an increase in operating margin as a result of extremely cold weather and customer growth as well as lower operating expenses.

     Operating revenues for the three-month period ended March 31, 2003 increased $158.2 million, or 65%, from 2002. The increase was a result of a 33% increase in throughput and a 44% increase in the average commodity price of gas. The increase in throughput was primarily due to significantly colder weather (31%) versus the prior year.

     The Company's gas rate structure includes a gas adjustment clause, pursuant to which gas costs are recovered in revenues. Further, variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period. As a result, fluctuations in the cost of gas sold have little or no impact on operating margin.

     Operating margin (revenues less cost of gas sold) for the three-months ended March 31, 2003 increased $4.7 million, or 4%, from the three month period ended March 31, 2002. Primarily contributing to the improvement was an increase of $15.7 million due to the colder weather and $4.2 million due to customer growth. These benefits to operating margin were partially offset by an $11.9 million reduction to revenues as a result of a weather derivative (See Note 8, "Derivatives") and the absence of a $3.9 million favorable court decision recorded in the first quarter of 2002(See 2002 Form 10-K - Other Matters for further explanation).

     Total operating expenses decreased $2.6 million, or 4.9% relative to the prior year. This decline was due to a decrease in pension expense versus 2002 as a result of a regulatory deferral approved in 2003 (See Note 5 - Regulation) as well as lower comparative allocated charges from KeySpan in the first quarter of 2003 compared 2002. These declines were offset, in part, by an increase in uncollectible expense associated with increased revenues and receivables compared to 2002.

     For the quarter ended March 31, 2003, interest expense on long term debt is comparable to the prior year. Other interest expense declined $3.1 million, or 25%, versus 2002. This decline is due to lower average working capital borrowings relative to the prior year as a result of a $200 million capital contribution by KNE LLC which was used to pay down borrowings at the end of 2002.

     Income  tax  expense  for the  three-month  period  ended  March  31,  2003
     increased   approximately   $3.6  million,   or  23%  from  2002  primarily
     attributable to higher taxable income.

     LIQUIDITY AND CAPITAL RESOURCES

     As discussed, the Company's revenues, earnings and cash flow are highly seasonal. Since the majority of its revenues are billed during the heating season, significant cash flows are generated from late winter to early summer. Alternatively, in preparation for the heating season (i.e. purchasing and storing gas), short-term borrowings are highest during the late fall and early winter.

     The Company believes that projected cash flow from operations, in combination with currently available resources (i.e., utility money pool), is sufficient to meet 2003 capital expenditures, working capital requirements, preferred dividend payments and normal debt repayments.

     The Company expects capital expenditures for 2003 to be approximately $100 million, including the costs of removal. Actual capital expenditures for the three-month period ended March 31, 2003 were $22.3 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

     FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; our ability to successfully contract for natural gas supplies required to meet the needs of our firm customers; available sources and cost of fuel; implementation of new accounting standards; retention of key personnel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; changes in political conditions, acts of war or terrorism; changes in rates of return on overall debt and equity markets could have an adverse impact on the value of pension assets; changes in accounting standards or GAAP which may require adjustment to financial statements; and other risks detailed from time to time in other reports and other documents filed by the Company with SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

     Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specific in the SEC's rules and forms. Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

     Changes In Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     None


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

     10 Redacted Gas Resource Portfolio Management and Gas Sales Agreement among Boston Gas Company, Colonial Gas Company and Essex Gas Company, as Buyer and Entergy-Koch Trading, LP, as Seller, dated as of April 1, 2003

     99.1 Certification of Chief Operating Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K

     None

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








                                                  Boston Gas Company
                                       D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
                                                     (Registrant)


                                       /s/ Joseph F. Bodanza
                                       ---------------------
                                       J.F. Bodanza, Senior Vice President
                                       and Chief Financial Officer




Dated: May 14, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in . Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 14, 2003

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


Date: May 14, 2003

/s/ Joseph F. Bodanza
---------------------
Joseph F. Bodanza
Senior Vice President
and Chief Financial Officer