Form 10-K/A
period 2002-12-31
BOSTON GAS CO
filed 2003-08-13
CIK 13390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 Amendment No. 1

       (Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 For the transition period from ____ to____

                         Commission File Number 2-23416

                               BOSTON GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
             (Exact Name of Registrant As Specified In Its Charter)

              Massachusetts                                04-1103580
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            52 Second Avenue                           (781) 466-5000
       Waltham, Massachusetts 02453              (Registrant's Telephone Number)
(Address of Principal Executive Offices)

   Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                                         Exchange
    -------------------                                         --------
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

                                EXPLANATORY NOTE

Boston Gas Company hereby amends its Form 10-K for the period from January 1, 2002 to December 31, 2002 (the "Form 10-K") as set forth in this Form 10-K/A (the "Form 10-K/A"). This Form 10-K/A is being amended solely to include the
Section 906 Certifications of the Chief Operating Officer and Chief Financial Officer dated March 28, 2003, inadvertently omitted from our previously filed Form 10-K, as well as the certifications, dated the date hereof, required as a result of the filing of this amendment.

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

10.11.1 Amendment dated as of November 3, 1998 to the Firm Gas Transportation Agreement between the Company and Iroquois Gas Transmission System, L.P. dated as of February 7, 1991. (Filed as Exhibit 10.13.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.12Firm Gas  Transportation  Agreement  between the Company and  Tennessee Gas
     Pipeline Company dated as of February 7, 1991. (Filed as Exhibit 10.18 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1990).*

10.13Gas  Transportation  Contract  between  the  Company  and  Algonquin  dated
     October 29, 1999 providing for transportation of approximately 29,000 dekatherms of natural gas per day. (Filed as Exhibit 10.15 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.14Gas  Transportation  Contract  between  the  Company  and  Algonquin  dated
     October 29, 1999 providing for transportation of approximately 96,000 dekatherms of natural gas per day. (Filed as Exhibit 10.16 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.15Gas  Transportation  Contract  between  the  Company  and  Algonquin  dated
     October 29, 1999 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.17 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.16Gas  Transportation  Contract  between  the  Company  and  Algonquin  dated
     December 1, 1994 providing for transportation of approximately 20,000 dekatherms of natural gas per day. (Filed as Exhibit 10.19 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.17Gas  Transportation  Contract  between  the  Company  and  Algonquin  dated
     January 1, 1998 providing for transportation of approximately 27,000 dekatherms of natural gas per day. (Filed as Exhibit 10.20 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.18Gas Transportation  Contract between the Company and CNG Transmission dated
     October 1, 1993 providing for transportation of approximately 21,000 dekatherms of natural gas per day. (Filed as Exhibit 10.23 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.18.1 Amendment dated as of August 1, 2002 to the Gas Transportation Contract between the Company and CNG Transmission dated October 1, 1993 providing for a MDQ reduction to 12,978 dekatherms, and extending the term to October 31, 2005. (Filed as Exhibit 10.18.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.19Gas  Storage  Contract  between  the  Company  and CNG  Transmission  dated
     November 1993 providing for storage demand of 42,000 dekatherms of natural gas per day. (Filed as Exhibit 10.24 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.20Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 10,000 dekatherms of natural gas per day. (Filed as Exhibit 10.25 to the Annual Report of the Company on Form 10-K for the year ended December 31,
     1997).*

10.20.1 Amendment dated October 31, 2002 to the Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 10,533 dekatherms of natural gas per day and extending term of the agreement to October 31, 2008. (Filed as Exhibit 10.20.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.21Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 8,600 dekatherms of natural gas per day. (Filed as Exhibit 10.28 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.22Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 41,000 dekatherms of natural gas per day. (Filed as Exhibit 10.29 to the Annual Report of the Company on Form 10-K for the year ended December 31,
     1997).*

10.22.1 Amendment dated October 31, 2002 to the Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 41,687 dekatherms of natural gas per day and extending term of the agreement to October 31, 2008. (Filed as Exhibit 10.22.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.23Gas Storage  Contract  between the Company and Tennessee Gas Pipeline dated
     December 1, 1994 providing for storage demand of approximately 71,000 dekatherms of natural gas per day. (Filed as Exhibit 10.31 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.23.1 Amendment dated as of October 31, 2002 to the Gas Storage Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for storage demand of approximately 41,687 dekatherms of natural gas per day and extending term of the agreement to October 31, 2008. (Filed as Exhibit 10.23.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.24Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1996 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.32 to the Annual Report of the Company on Form 10-K for the year ended December 31,
     1997).*

10.24.1 Amendment dated as of October 31, 2002 to the Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1996 providing for transportation of approximately 13,027 dekatherms of natural gas per day and extending term of the agreement to October 31, 2008. (Filed as Exhibit 10.24.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.25Gas   Transportation   Contract  between  the  Company  and  Texas  Eastern
     Transmission dated December 30, 1993 providing for transportation of approximately 39,000 dekatherms of natural gas per day. (Filed as Exhibit
     10.33 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

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

10.29Gas Transportation  Contract between the Company and  Transcontinental  Gas
     Pipeline dated June 1, 1993 providing for transportation of approximately 6,000 dekatherms of natural gas per day. (Filed as Exhibit 10.40 to the Annual Report of the Company on Form 10-K for the year ended December 31,
     1997).*

10.30Gas Transportation Contract between the Company and Texas Gas Transmission dated November 1, 1993 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.41 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.31Gas Transportation Contract between the Company and Texas Gas Transmission dated November 1, 1993 providing for transportation of approximately 13,000 dekatherms of natural gas per day. (Filed as Exhibit 10.41 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1997).*

10.31.1 Amendment dated as of October 31, 2002 to the Gas Transportation Contract between the Company and Tennessee Gas Pipeline dated September 1, 1993 providing for transportation of approximately 94,312 dekatherms of natural gas per day and extending term of the agreement to October 31, 2008. (Filed as Exhibit 10.31.1 to the Company's Form 10-K for the year ended December 31, 2002).*

10.32Agreement  between the Company and Texas Eastern  Transmission  dated as of
     October 29, 1999 providing for storage demand of approximately 68,700 dekatherms of natural gas per day. (Filed as Exhibit 10.35 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.33Agreement  between the Company and Algonquin LNG, Corp. dated as of October
     29, 1999 providing for storage demand of approximately 35,000 dekatherms of natural gas per day. (Filed as Exhibit 10.36 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

10.34Contract  Restructuring  Agreement  between the Company and  Tennessee  Gas
     Pipeline dated as of August 2, 1999. (Filed as Exhibit 10.37 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1999).*

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

10.39Redacted Gas Resource Portfolio Management and Gas Sales Agreement between the Company, Colonial Gas Company and Essex Gas Company and Entergy-Koch Trading, LP, dated as of October 29, 2002. (Filed as Exhibit 10.39 to the Company's Form 10-K for the year ended December 31,2002).*

31.1 Certification  of the President  and Chief  Operating  Officer  pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003.(Filed herewith)

31.2 Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003. (Filed herewith)

32.1 Certification  of the President  and Chief  Operating  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003. (Filed herewith)

32.2 Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 28, 2003. (Filed herewith)

32.3 Certification  of the President  and Chief  Operating  Officer  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003. (Filed herewith)

32.4 Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2003. (Filed herewith)


Reports on Form 8-K

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


                                 Boston Gas Company
                                 D/B/A KeySpan Energy Delivery New England
                                 Registrant


                                 By: /s/NICKOLAS STAVROPOULOS
                                     ------------------------
                                     Nickolas Stavropoulos
                                     Chief Operating Officer
                                     and President





                                 By: /s/JOSEPH F. BODANZA
                                     ---------------------
                                     Joseph F. Bodanza
                                     Senior Vice President and Chief
                                     Accounting Officer


Dated:   August 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of August, 2003.






                       Signature                                  Title
                       ---------                                  -----

                 Nickolas Stavropoulos
                 ---------------------
                 Nickolas Stavropoulos                            Director

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


