Form 10-Q
period 2003-06-30
BOSTON GAS CO
filed 2003-08-13
CIK 13390

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                         Commission File Number 2-23416
                                                -------

                               BOSTON GAS COMPANY
                    D/B/A KEYSPAN ENERGY DELIVERY NEW ENGLAND
             (Exact name of registrant as specified in its charter)


    MASSACHUSETTS                                               04-1103580
 -------------------                                           ------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                 52 SECOND AVENUE, WALTHAM, MASSACHUSETTS 02453
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  781-466-5000
                                  ------------
              (Registrant's telephone number, including area code)


               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X


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

                                                PART I. FINANCIAL INFORMATION
                                                -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

Company or group of companies for which report is filed:

                                                       BOSTON GAS COMPANY
                                                    STATEMENTS OF OPERATIONS
                                                            UNAUDITED
---------------------------------------------------------------------------------------------------------------------------------
                                                    Three Months Ended June 30,                 Six Months Ended June 30,
(In Thousands of Dollars)                            2003                  2002                  2003                 2002
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                              $       161,718      $       101,771      $       564,224          $     346,062
     Cost of gas sold                                   103,637               46,885              390,689                180,371
                                           --------------------- -------------------- --------------------  ---------------------
Operating Margin                                         58,081               54,886              173,535                165,691

Operating Expenses:
    Operations and maintenance                           39,724               39,784               69,932                 73,316
    Depreciation and amortization                        17,880               14,378               32,556                 28,756
    Operating taxes                                       4,591                4,754               10,465                 10,214
                                           --------------------- -------------------- --------------------  ---------------------
Total Operating Expenses                                 62,195               58,916              112,953                112,286
                                           --------------------- -------------------- --------------------  ---------------------
Operating Income                                         (4,114)              (4,030)              60,582                 53,405
                                           --------------------- -------------------- --------------------  ---------------------
Other Income                                                224                   64                  136                    367
Interest Expense:
    Long-term debt                                        4,192                4,050                8,384                  8,248
    Other                                                11,976               11,262               21,249                 23,393
                                           --------------------- -------------------- --------------------  ---------------------
Total Interest Expense                                   16,168               15,312               29,633                 31,641
                                           --------------------- -------------------- --------------------  ---------------------
Income Before Income Taxes                              (20,058)             (19,278)              31,085                 22,131
Income Taxes
     Current                                             (6,404)              (2,102)              10,181                 10,536
     Deferred                                            (1,807)              (5,611)               1,133                 (2,354)
                                           --------------------- -------------------- --------------------  ---------------------
Total Income Tax  Expense (Benefit)                      (8,211)              (7,713)              11,314                  8,182
                                           --------------------- -------------------- --------------------  ---------------------


Net (Loss)Income                                        (11,847)             (11,565)              19,771                 13,949
Preferred stock dividends                                   226                  249                  452                    499
                                           --------------------- -------------------- --------------------  ---------------------
Net Income (Loss) applicable for Common
 Stock                                          $       (12,073)     $       (11,814)     $        19,319          $      13,450
                                           ===================== ==================== ====================  =====================
Other Comprehensive Income                                    -                    -                    -                      -
                                           --------------------- -------------------- --------------------  ---------------------
Total Comprehensive Income                      $       (12,073)     $       (11,814)     $        19,319          $      13,450
                                           ===================== ==================== ====================  =====================

The accompanying notes are an integral part of these financial statements.

                                                BOSTON GAS COMPANY
                                                  BALANCE SHEETS
                                                    UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     June 30,                     December 31,
(In Thousands of Dollars)                                                              2003                           2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Property:
         Gas plant, at cost                                                    $      1,200,383                $     1,194,842
         Construction in progress                                                        50,782                         10,415
         Less-Accumulated depreciation                                                 (498,771)                      (470,556)
                                                                    ----------------------------  -----------------------------
                                                                                        752,394                        734,701
                                                                    ----------------------------  -----------------------------

Current assets:
         Cash and temporary cash investments                                              1,785                          2,168
         Accounts receivable                                                            157,916                        123,681
         Allowance for uncollectible accounts                                           (22,151)                       (14,666)
         Accounts receivable-affiliates                                                  14,095                          4,195
         Accrued utility revenue                                                         16,236                         66,619
         Deferred gas costs                                                              83,481                         68,647
         Natural Gas and other inventories, at average cost                              64,091                         74,549
         Material and supplies, at average cost                                           4,688                          4,754
         Other                                                                            2,109                          7,118
                                                                    ----------------------------  -----------------------------
                                                                                        322,250                        337,065
                                                                    ----------------------------  -----------------------------

Other Assets:
         Goodwill                                                                       790,285                        790,285
         Deferred postretirement costs                                                   54,303                         44,360
         Deferred charges and other assets                                               93,577                         96,378
                                                                    ----------------------------  -----------------------------
                                                                                        938,165                        931,023
                                                                    ----------------------------  -----------------------------

Total Assets                                                                   $      2,012,809                $     2,002,789
                                                                    ============================  =============================


The accompanying notes are an integral part of these financial statements.

                                                        BOSTON GAS COMPANY
                                                          BALANCE SHEETS
                                                            UNAUDITED
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              June 30,              December 31,
(In Thousands of Dollars)                                                                       2003                   2002
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITALIZATION
Capitalization
              Common stock, $100 par value-authorized and outstanding
              514,184 shares                                                             $      51,418            $      51,418
              Amounts in excess in par value                                                   560,575                  560,575
              Accumulated deficit                                                               (3,498)                 (22,817)
              Accumulated other comprehensive loss                                              (9,823)                  (9,823)
                                                                           ---------------------------- ------------------------
                   Total common stockholder's investment                                       598,672                  579,353
              Cumulative Preferred stock, $1 par value, liquidation
              preference $25 per share-562,700 shares outstanding
              at June 30, 2003 and December 31, 2002, respectively                              13,852                   13,840
              Long-term obligations, less current portion                                      222,563                  222,563
                                                                           ---------------------------- ------------------------
Total Capitalization                                                                           835,087                  815,756
                                                                           ---------------------------- ------------------------
              Advance from KeySpan                                                             650,000                  650,000
                                                                           ---------------------------- ------------------------
Total Capitalization and Advance from KeySpan                                                1,485,087                1,465,756
                                                                           ---------------------------- ------------------------

Commitments and Contingencies(See Note 7)

Current Liabilities
              Current portion of long-term obligations                                             840                      840
              Notes payable utility pool                                                       145,569                   67,174
              Notes payable utility pool - gas inventory financing                              51,203                   83,907
              Accounts payable                                                                  52,058                   67,108
              Accounts payable - affiliates                                                     27,005                   64,272
              Accrued taxes                                                                      2,155                    4,495
              Accrued interest                                                                   4,361                    4,334
              Other                                                                              1,906                    4,843
                                                                           ---------------------------- ------------------------
                                                                                               285,097                  296,973
                                                                           ---------------------------- ------------------------

Deferred Credits and Other Liabilities
              Deferred income tax                                                              141,134                  141,408
              Unamortized investment tax credits                                                 1,293                    1,714
              Postretirement benefits obligation                                                54,297                   53,747
              Environmental liability                                                           28,418                   28,831
              Other                                                                             17,483                   14,360
                                                                           ---------------------------- ------------------------
                                                                                               242,625                  240,060
                                                                           ---------------------------- ------------------------

Total Capitalization and Liabilities                                                     $   2,012,809            $   2,002,789
                                                                           ============================ ========================

The accompanying notes are an integral part of these financial statements.


                                                   BOSTON GAS COMPANY
                                                STATEMENTS OF CASH FLOWS
                                                        UNAUDITED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            For the Six Months Ended June 30,
(In Thousands of Dollars)                                                                 2003                              2002
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                       $       19,771                     $       13,949
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities
  Depreciation and amortization                                                          32,556                             28,756
  Deferred income tax                                                                     1,133                             (2,354)
Changes in assets and liabilities
  Accounts receivable and accrued utility revenue                                        23,633                             45,509
  Natural Gas and other inventories                                                      10,524                             14,571
  Deferred gas costs                                                                    (14,834)                           (26,923)
  Accounts payable                                                                      (15,050)                            (9,705)
  Net affiliate receivable/payable                                                      (47,167)                            41,306
  Other                                                                                  (6,011)                           (12,368)
                                                                  ------------------------------  ---------------------------------
Net Cash Provided by Operating Activities                                                 4,555                             92,741
                                                                  ------------------------------  ---------------------------------
Investing Activities
Capital expenditures                                                                    (50,177)                           (50,809)
                                                                  ------------------------------  ---------------------------------
Net Cash Used in Investing Activities                                                   (50,177)                           (50,809)
                                                                  ------------------------------  ---------------------------------
Financing Activities
Changes in notes payable - utility money pool                                            78,395                            (71,233)
Changes in gas inventory financing - utility money pool                                 (32,704)                           (23,127)
Capital contribution from KNE LLC                                                             -                             50,000
Dividends paid on preferred stock                                                          (452)                              (499)
                                                                  ------------------------------  ---------------------------------
Net Cash Provided by (Used in) Financing Activities                                      45,239                            (44,859)
                                                                  ------------------------------  ---------------------------------
Net Increase in Cash and Cash Equivalents                                        $         (383)                    $       (2,927)
                                                                  ==============================  =================================
Cash and Cash Equivalents at Beginning of Period                                          2,168                              3,104
                                                                  ------------------------------  ---------------------------------
Cash and Cash Equivalents at End of Period                                       $        1,785                     $          177
                                                                  ==============================  =================================


The accompanying notes are an integral part of these financial statements.

                               BOSTON GAS COMPANY
                               ------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                    UNAUDITED
                                    ---------

                                  June 30, 2003
                                  -------------


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

     It is the Company's opinion that the accompanying financial statements contain all adjustments necessary to present fairly its financial position as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and June 30, 2002, as well as cash flows for the six months ended June 30, 2003 and June 30, 2002. Interim results are not necessarily indicative of results to be expected for the year, due to the seasonal nature of the Company's operations.

     Certain reclassifications were made to conform prior period financial statements with the current period financial statement presentation.

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

2.   Accounting Policies
     -------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires an entity to record a liability and corresponding asset representing the present value of legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 was effective for fiscal years beginning after June 2002.

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

     The Company recovers certain asset retirement costs through rates charged to customers as a portion of depreciation expense. When depreciable properties are retired, the original cost plus cost of removal less salvage, is charged to accumulated depreciation. As of June 30, 2003, we had removal costs recovered in excess of removal costs incurred totaling $202.5 million.

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

     In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain instruments embedded in other contracts and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement: (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (ii) clarifies when a derivative contains a financing component; (iii) amends the definition of an underlying; and (iv) amends certain other existing pronouncements. At this time, the Company has no outstanding derivative instruments and does not expect the implementation of this Statement to have an impact on our results of operations, financial condition or cash flows. Further, as discussed in more detail in Note 8 "Derivatives", the Company, from time to time, employs weather derivatives which are outside the scope of SFAS 133. We account for these derivatives pursuant to EITF 99-2 "Accounting for Weather Derivatives".

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) when there is an obligation to redeem the issuer's shares and either requires or may require satisfaction of the obligation by transferring assets, or satisfy the obligation by issuing additional equity shares subject to certain criteria. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

     The Company presently has redeemable preferred stock which would meet the criteria for classification as a liability under this pronouncement. However, the Company plans to redeem all of the outstanding shares of this series of preferred stock in the third quarter of 2003. As a result adoption of this Statement is not expected to have an impact on our results of operations, financial condition or cash flows.

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

4.   Gas Supply Contracts
     --------------------

     During the first quarter of 2003, we had a portfolio management contract with Entergy-Koch, under which Entergy-Koch provided all of the city gate gas supply requirements at market prices and managed certain upstream capacity, underground storage and term supply contracts for the Company. The agreement with Entergy-Koch expired on March 31, 2003 and was renewed through March 31, 2004 with an option to renew through March 31, 2006.

     In November 2002, the Company renewed its long-term capacity contracts with Tennessee Gas Pipeline for the transportation of natural gas to the Company's distribution territory.

5.   Regulation
     ----------

     The Company's gas rates for local distribution service had been governed by a five-year performance-based rate plan (the "Plan") approved by the Department's 1996 order in D.P.U. 96-50. The Plan expired on October 31, 2002. However, the rates continue to be effective under this Plan. On April 16, 2003, we filed a base rate case and performance based-rate plan to be effective in the fourth quarter of 2003. The filing requests an annual revenue increase of approximately $62 million, a return on equity of 12.18% and a performance based-rate plan term of five years. Proceedings with the Department are presently ongoing. A final order is expected by October 31, 2003.

     The Company is subject to deferral accounting requirements, as previously ordered by the Department, for other postretirement benefit costs ("OPEB"). In addition, per Department approval dated January 28, 2003, we defer, and record as either a regulatory asset or regulatory liability, the difference between the level of pension expense ("pension") that is included in rates charged to gas customers and the actuarial determined amounts. At June 30, 2003, a regulatory asset of $54.3 million, consisting of $46.1 million of OPEB costs and $8.1 of pension costs, has been deferred and is included in Deferred Postretirement Costs on the Balance Sheet.

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

     As a result of an order issued by the SEC on November 8, 2000, in connection with KeySpan's acquisition of KNE LLC and another affiliate, EnergyNorth, Inc., and as amended on December 6, 2002 and February 14, 2003, we are committed through December 31, 2003 to have common equity of at least 30% of total capitalization, including affiliated debt. At June 30, 2003, our common equity was 35.6% of total capitalization, including affiliated debt.

7.   Commitments and Contingencies
     -----------------------------

     Environmental

     The Company, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") operations, including former operating plants, gas holder locations and satellite disposal sites. We may have or share responsibility under applicable environmental laws for the remediation of 19 such sites. A subsidiary of National Grid USA (formerly New England Electric System) has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from the Company. In addition, we are aware of 31 other former MGP related sites within our service territory. The National Grid USA subsidiary has provided full indemnification to the Company with respect to eight of the 31 sites. At this time, there is substantial uncertainty as to whether we have or share responsibility for remediating any of these other sites. However, no notice of responsibility has been issued to us for these sites from any governmental environmental authority.

     The Company has estimated its potential share of the costs of investigating and remediating the former MGP related sites and the non-MGP site in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." The Company estimates the remaining cost of its MGP-related environmental cleanup activities will be $28.4 million, which amount has been accrued by us as a reasonable estimate of probable cost for known sites. However, there can be no assurance that actual costs will not vary considerably from these estimates. Factors that may bear on actual costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites. Expenditures incurred to date with respect to these MGP-related activities total $18.1 million.

     By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP related sites over separate, seven-year amortization periods, without a return on the unamortized balance. The Company has recognized a regulatory asset of $36.1 million, representing the expected rate recovery of environmental remediation costs. This amount is included in Deferred Charges and Other Assets on the Balance Sheet.

     Legal Matters

     From time to time we are subject to various legal proceedings arising out of the ordinary course of our business. We do not consider any of such proceedings to be material to our business or likely to result in a material adverse effect on our results of operations, financial condition and cash flows.

8.   Derivatives
     -----------

     The utility tariffs associated with the Company's operations currently do not contain a weather normalization adjustment. As a result, fluctuations from normal weather may have a significant positive or negative effect on the results of operations. To mitigate the effect of fluctuations from normal weather on our financial position and cash flows, we sold heating degree-day call options and purchased heating-degree day put options for the November 2002-March 2003 winter season.

     Based on the terms of such contracts, we account for such instruments pursuant to the requirements of EITF 99-2, "Accounting for Weather Derivatives." In this regard, we account for such instruments using the "intrinsic value method" as set forth in such guidance. During the first quarter of 2003, weather was 10% colder than normal and, as a result, $11.9 million was recorded as a reduction to revenues.

     As mentioned, derivative contracts are primarily used to manage exposure to market risk arising from variations in weather. In the event of nonperformance by a counterparty to a derivative contract, the desired impact may not be achieved. The risk of counterparty nonperformance is generally considered credit risk and is actively managed by assessing each counterparty credit profile and negotiating appropriate levels of collateral and credit support.

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

     Based upon a review of our physical gas purchase commodity contracts, we determined that certain contracts could no longer be exempted as normal purchases from the requirements of SFAS 133. At June 30, 2003, the fair value of these contracts was negligible. Since these contracts are for the purchase of natural gas sold to firm gas sales customers, the accounting for these contracts is subject to SFAS 71. Therefore, changes in the market value of these contracts are recorded as a deferred asset or deferred liability on the Balance Sheet.

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

     At June 30, 2003, we had outstanding borrowings of $145.6 million and $51.2 million for working capital and gas inventory, respectively. Interest charged on outstanding borrowings is generally equal to KeySpan's short term borrowing rate, plus a proportional share of the administrative costs incurred in obtaining the required funds. All costs related to gas inventory borrowings are recoverable from customers through the cost of gas adjustment clause. The average interest rate for the six months ended June 30, 2003 was 2.79%.

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

     Interest expense incurred for the period ended June 30, 2003 and June 30, 2002 related to the working capital and gas inventory borrowings, as well as the advances, were $27.8 and $28 million, respectively. These amounts are included in Other Interest Expense (reported net of carrying charges on deferred gas costs) on the Statement of Operations.

     KCS also provides the Company with services, including executive and administrative, corporate affairs, customer services, environmental services, financial services (including accounting, auditing, risk management, tax, treasury/finance), human resources, information technology, legal, materials management and purchasing, and strategic planning. KCS also purchases and/or develops and implements software and purchases hardware used by the Company. The costs of these services are charged to the Company via intercompany billings and settled on a monthly basis. At June 30, 2003, the net affiliate payable associated with these services was approximately $24.4 million. In addition, the Company has an affiliate receivable associated with our portion of federal income taxes of $29.2 million and an affiliate payable associated primarily with pension funding and accrued interest of $28.0 million.

     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

     Net income applicable to common stock for the six months ended June 30, 2003 was $19.3 million compared to net income of $13.5 million in the prior year. The improvement of $5.8 million, or 43%, over the corresponding period of the prior year is due primarily to an increase in operating margin as a result of extremely cold weather and customer growth.

     Operating revenues for the six-month period ended June 30, 2003 increased $218 million, or 63%, from 2002. The increase was a result of a 29% increase in throughput and a 67% increase in the average commodity price of gas. The increase in throughput was due to significantly colder weather (30%) versus the prior year as well as customer additions and oil-to-gas conversions.

     The Company's gas rate structure includes a gas adjustment clause, pursuant to which gas costs are recovered in revenues. Further, variations between actual gas costs incurred and gas cost billed are deferred and refunded to or collected from customers in a subsequent period. As a result, fluctuations in the cost of gas sold have little or no impact on operating margin.

     Operating margin (revenues less cost of gas sold) for the six-months ended June 30, 2003 increased $7.8 million, or 4.7%, from the six month period ended June 30, 2002. Primarily contributing to the improvement was an increase of $18.9 million due to the colder weather and $4.2 million due to customer growth less attrition and conservation. These benefits to operating margin were partially offset by an $11.9 million reduction to revenues as a result of a weather derivative (See Note 8, "Derivatives") and the absence of a $3.9 million favorable court decision recorded in the first quarter of 2002(See the Company's 2002 Annual Report on Form 10-K,
     Item 3 MD&A "Other Matters" for further explanation).

     Total operating expenses were flat relative to the prior year. Lower comparative allocated charges from KeySpan were offset, in part, by an increase in uncollectible expense associated with an increase in revenues, higher maintenance costs attributable to the colder weather and an increase in depreciation expense as a result of higher property balances.

     For the six months ended June 30, 2003, interest expense was $2.0 million lower than the prior year due to a decline of $2.1 million, or 9.2%, in Other Interest Expense. This decline is primarily due to lower interest rates on short-term borrowings relative to the same period in the prior year. This decline was offset by a decline in interest capitalized for construction expenditures relative to the prior year.

     Income tax expense for the six-month period ended June 30, 2003 increased approximately $3.1 million, or 38% from 2002 primarily due to the increase in pre-tax income.

     LIQUIDITY AND CAPITAL RESOURCES

     As discussed, the Company's revenues, earnings and cash flow are highly seasonal in nature. Since the majority of its revenues are billed during the heating season, significant cash flows are generated from late winter to early summer. Alternatively, in preparation for the heating season (i.e. purchasing and storing gas), short-term borrowings are highest during the late fall and early winter.

     The Company believes that projected cash flow from operations, in combination with currently available resources (i.e. utility money pool), is sufficient to meet 2003 capital expenditures, working capital requirements, preferred dividend and redemption payments and normal debt repayments.

     The Company expects capital expenditures for 2003 to be approximately $100 million, including the costs of removal. Actual capital expenditures for the six-month period ended June 30, 2003 were $50 million. Capital expenditures are largely for system expansion associated with customer growth and improvements to the distribution infrastructure.

     The Company currently anticipates redeeming all of the 562,700 shares outstanding of 6.421% non-voting Cumulative Preferred Stock during the third quarter of 2003. These shares are currently redeemable at their liquidation value of $25 per share plus accrued dividends. It is expected that the redemption will be financed through the utility money pool.

     FORWARD-LOOKING INFORMATION

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts, are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, all statements relating to our future outlook, anticipated capital expenditures, future cash flows and borrowings, pursuit of potential future acquisition opportunities and sources of funding, are forward-looking statements. Such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties and actual results may differ materially from those discussed in such statements. Among the factors that could cause actual results to differ materially are: general economic conditions, especially in Massachusetts; our ability to successfully contract for natural gas supplies required to meet the needs of our firm customers; available sources and cost of fuel; implementation of new accounting standards; retention of key personnel; federal and state regulatory initiatives that increase competition, threaten cost and investment recovery, and impact rate structures; the ability of the Company to successfully reduce its cost structure; inflationary trends and interest rates; changes in political conditions, acts of war or terrorism; changes in rates of return on overall debt and equity markets that could have an adverse impact on the value of pension assets; changes in accounting standards or GAAP which may require adjustment to financial statements; and other risks detailed from time to time in other reports and other documents filed by the Company with the SEC. For any of these statements, the Company claims the protection of the safe harbor for forward-looking information contained in the Private Securities Litigation Reform Act of 1995, as amended.

Item 4.  Controls and Procedures

     The Company maintains "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Operating Officer and Chief
     Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of the Company's Chief Operating Officer and Chief Financial Officer. Based on that evaluation, the Company's Chief Operating Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to Boston Gas Company would be made known to the Chief Operating Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Refer to the Certifications by the Company's Chief Operating Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

                           PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     None


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  List of Exhibits

          31.1*Certification of the President and Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2*Certification  of the Senior Vice  President and Chief  Financial
               Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1*Certification of the President and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2*Certification  of the Senior Vice  President and Chief  Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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






Dated: August 13, 2003